Form 10-Q
period 1999-09-30
AMALGAMATED ENTERTAINMENT INC
filed 1999-10-12
CIK 1085086

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                           Commission File No. 0-26801


                         AMALGAMATED ENTERTAINMENT, INC.
                 (Name of Small Business Issuer in its Charter)


               Delaware                                 87-0633630
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)


                         5525 South 900 East, Suite 110
                            Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 262-8844

                              None; Not Applicable
         (Former name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X  No             (2)  Yes  X    No
        ----    ----                 ----      ----

     (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

     Check whether the Issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court. Yes_____ No ______

None; not Applicable.

     (APPLICABLE  ONLY  TO  CORPORATE  ISSUERS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 1999
                               Common Voting Stock
                                    2,538,645


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents  Incorporated by Reference" is contained in
Item 6 of this Report.


PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following pages, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has entered into a contract with Juvenile Prep, a pin-hooking company in California that specializes in the purchasing, training and resale of Thoroughbreds. The Company has purchased approximately a 2% interest in Juvenile Prep's recent purchase of 12 to 15 Thoroughbred's for a total cost of $1,000,000. The Company paid $20,000 for this interest and will be responsible for 2% of acquisition and sale expenses; estimated to be $2,000 to $3,000. The Company will not be responsible for any of the operations associated with maintaining or selling of the Thoroughbred's and the Company will not have cash until such time as the Thoroughbred's are sold.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

     On September 13, 1999 the Company forward split its issued and outstanding on a basis 2.5 for 1. A copy of the Articles of Amendment to the Articles of Incorporation is incorporated herein and attached hereto. See Item 6.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report.

Item 5.Other Information.
-------------------------

     Effective October 6, 1999, the Company acquired 100% of the outstanding securities of MegaMedia Networks, Inc., a Nevada corporation ("MegaMedia"), in exchange for 10,461,367 post-split shares of teh Company's Common stock ("restricted securities"). An 8-K Current Report dated October 6, 1999, will be filed with the Securites and Exchange Commission on or before October 21, 1999, reporting the transaction.

     MegaMedia specializes in provided internet access to on-demand and/or live, pay-per-view events, music, videos, concerts and services over the internet.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

     Articles of Amendment to the Articles of Incorporation, as filed on September 13, 1999, effecting a forward split on the basis of 2.5 for 1.

(b)Reports on Form 8-K.

     None; Not Applicable

(c) Documents Incorporated by Reference

     None; Not Applicable

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission and are incorporated herein by this reference.


                         AMALGAMATED ENTERTAINMENT, INC.
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998

                                                                       9/30/99           12/31/98
                                                                  ----------------    ----------------
                                                                    [Unaudited]

                                     ASSETS
Assets
     Cash                                                       $           3,268   $               0
     Yearlings                                                             20,000
                                                                  ----------------    ----------------
          Total Assets                                          $          23,268   $               0
                                                                  ================    ================

                        LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities:

      Loans from Stockholders                                   $           2,311   $               0
                                                                  ----------------    ----------------
          Total Liabilities                                     $           2,311   $               0
                                                                  ================    ================


Stockholders' Deficit
      Preferred stock, $.01 par value;
             authorized 1,000,000 shares; issued and
             outstanding, 0 - shares
      Capital Stock--25,000,000 shares authorized
             having a par value of $0.01 per share;
             2,538,645 shares issued and outstanding                       25,386              44,989
      Paid-in Capital                                                   1,266,661           1,220,790
      Accumulated Deficit                                              (1,271,090)         (1,265,779)
                                                                  ----------------    ----------------
          Total Stockholders' Defecit                                      20,957                   0

                                                                  ----------------    ----------------
          Total Liabilities and Stockholders Defecit            $          23,268   $               0
                                                                  ================    ================



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1998 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                         AMALGAMATED ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended September 30, 1999 and 1998

                                             Three Months          Three Months           Nine Months          Nine Months
                                                 Ended                 Ended                 Ended                Ended
                                                9/30/99               9/30/98               9/30/99              9/30/98
                                          -------------------   -------------------   -------------------   -------------------
                                              [Unaudited]           [Unaudited]            [Unaudited]         [Unaudited]
REVENUE
      Revenue from Operations            $                  0  $                  0  $                  0  $                  0
                                          -------------------   -------------------   -------------------   -------------------
          Total Revenue                                     0                     0                     0                     0

General and Administrative Expenses                         0                     0                 5,311                   367
                                          -------------------   -------------------   -------------------   -------------------
Net Income Before Taxes                  $                  0  $                  0  $             (5,311) $               (367)
                                          ===================   ===================   ===================   ===================
Income/Franchise Taxes                                      0                     0                     0                   100

Net Loss                                 $                  0  $                  0  $             (5,311) $               (467)

Loss Per Share                           $                  0  $                  0  $              (0.01) $              (0.01)
                                          ===================   ===================   ===================   ===================
Weighted Average Shares Outstanding                 1,269,318             2,999,288             1,845,974             2,999,288
                                          ===================   ===================   ===================   ===================


                         AMALGAMATED ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 1999 and 1998

                                                              Three Months       Three Months       Nine Months        Nine Months
                                                                 Ended              Ended             Ended              Ended
                                                                 9/30/99            9/30/98           9/30/99            9/30/99
                                                             ---------------   ----------------   ----------------   --------------
                                                               [Unaudited]       [Unaudited]        [Unaudited]        [Unaudited]

Cash Flows Used For Operating Activities

Net Loss                                                   $            0     $           0      $      (5,311)    $         (467)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Shares issued for forgiveness of debt                             0                 0              3,000                  0
      Increase/(Decrease) in Loans from Shareholder                     0                 0              2,311                467
                                                             -------------     -------------      -------------      -------------
    Net Cash used for Operating Activities                              0                 0                  0                  0
                                                             =============     =============      =============      =============

Cash Flows Used By Investing Activities
   Purchased Investment in Juvenile Prep                   $      (20,000)                0            (20,000)                 0
                                                             -------------     -------------      -------------      -------------
     Net Cash Used for Operating Activities                       (20,000)                0            (20,000)                 0
                                                             =============     =============      =============      =============
Cash Flows Provided by Financing Activities
   Issued  Stock for Cash                                               0                 0             23,268                  0
                                                             -------------     -------------      -------------      -------------
     Net Cash Provided by Financing Activities                          0                 0                  0                  0
                                                             =============     =============      =============      =============

     Net Increase in Cash                                         (20,000)                0              3,268                  0

     Beginning Cash Balance                                        23,268                 0                  0                  0

     Ending Cash Balance                                            3,268                 0              3,268                  0
                                                             =============     =============      =============      =============


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMALGAMATED ENTERTAINMENT, INC.



Date:  10-5-99                By/S/ James Doolin
                              James Doolin, Director and President



Date:  10-5-99                By/S/ Travis Jenson
                              Travis T. Jenson, Director and Vice President

                            CERTIFICATE OF AMENDMENT

                                       OF

                          CERTIFICATE OF INCORPORATION

                                       OF

                         AMALGAMATED ENTERTAINMENT, INC.


It is hereby certified that:

     1. The name of the corporation (hereinafter called the "Corporation") is Amalgamated Entertainment, Inc.

     2. The Certificate of Incorporation of the Corporation is hereby amended by adopting the following amendment authorized by directors' resolution and the written consent of the majority shareholders of the Corporation who own 800,000 of the 1,015,453 shares outstanding common stock of the Corporation.

     RESOLVED, that the Company effect a forward split of its outstanding voting securities on a basis of 2.5 for 1, effective as of the date of filing with the State of Delaware, while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital and capital surplus accounts; provided, that all fractional shares shall be rounded up to the nearest whole share, and that these shares for rounding to the nearest whole share shall be provided by the Corporation, to become effective as of the filing date of the Certificate of Amendment with the State of Delaware; and

     3. The Amendment of the Certificate of Incorporation herein certified has been duly adopted in accordance with provisions of Section 228 and 242 of the General Corporation Law of the State of Delaware.

          The effective time of the amendment herein certified shall be the date of filing with the Secretary of State of the State of Delaware.



Signed on  /S/ 9/11/99                          /S/ JAMES P. DOOLIN
                                                James P. Doolin
                                                President and Director