Form 10KSB
period 1999-12-31
MEGAMEDIA NETWORKS INC
filed 2000-04-14
CIK 1085086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999
                  or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                                    000-26801
                              (Commission File No.)

                            MEGAMEDIA NETWORKS, INC.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                        87-0633630
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

       57 WEST PINE STREET, ORLANDO, FLORIDA                  32801
      (Address of principal executive offices)              (Zip Code)

         Issuer's Telephone Number, including area code: (407) 245-3636

           Securities registered under Section 12(b) of the Securities
                              Exchange Act of 1934:

                                      NONE

           Securities registered under Section 12(g) of the Securities
                             Exchange Act of 1934:

                          COMMON STOCK, $.01 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $0.

As of March 31, 2000, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $25,660,032.

As of March 31, 2000, there were 14,052,355 shares of issuer's common stock outstanding.

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

                                                      PART I
ITEM 1.    Description of Business ............................................................................1
ITEM 2.    Description of Property.............................................................................7
ITEM 3.    Legal Proceedings...................................................................................7
ITEM 4.    Submission of Matters to a Vote of Security Holders.................................................7


                                                      PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters............................................8
ITEM 6.    Management's Discussion of Plan of Operations.......................................................9
ITEM 7.    Financial Statements...............................................................................11
ITEM 8.    Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure..........................................................................11


                                                     PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons of the Registrant;
                Compliance with Section 16(a) of the Exchange Act.............................................11
ITEM 10.   Executive Compensation.............................................................................13
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management.....................................16
ITEM 12.   Certain Relationships and Related Transactions.....................................................17


                                                      PART IV
ITEM 13.   Exhibits and Reports on Form 8-K...................................................................17


FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, this Annual Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company to obtain adequate financing to continue its current operations; the ability of the Company to successfully enter into strategic relationships and agreements with additional suppliers; the ability of the Company to increase its staff; risks associated with the ability to produce revenues through the sales of advertising, pay-per-view, and subscriptions; the Company's history of operating losses; dependence on senior management; risks inherent in the internet industry and the Company's ability to manage growth. The forward-looking statements contained herein represent the Company's judgment as of the date of filing this Annual Report hereof, and the Company cautions readers not to place undue reliance on such statements.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         MegaMedia Networks, Inc. (the "Company" or "MegaMedia") is a global Internet broadcast company specializing in "on-demand" delivery of entertainment content through its portal site at www.megachannels.com ("MegaChannels"). MegaChannels product offerings include: movies, television programming, live events, sports programming, animation, and "made for the internet" interactive content. Entertainment products are offered to consumers in subscription, pay-per-view and advertising-driven, free formats. MegaChannels began offering content and associated merchandising to consumers in March 2000.

         The founding principals of MegaMedia entered into an exclusive arrangement with Nexttraffic, Inc. ("Nexttraffic"), an aggregator of Internet traffic. Nexttraffic visitors are adults over 18, possessing a credit card, with a history of using their credit cards for electronic transaction processing on the Internet. Nexttraffic acts as a "collection conduit" of traffic from high profile Internet websites from around the globe. Pursuant to this agreement, MegaMedia expects that Nexttraffic will deliver over 2 million unique, qualified visitors (over 18 years of age with an online credit card history) per day to the Company's portal, making it one of the largest and busiest Internet sites of the Web.

         The Company has entered into strategic alliances with AT&T and Digex, Incorporated to provide global bandwidth and hosting services. It also has service agreements with TimeWarner, Incorporated; Sprint Group, plc; Qwest Communications International Incorporated, UUNET/MCI and other telecommunications service providers (the "Service Providers") to deliver its signal to Internet users. The Service Providers collectively have the largest bandwidth capacities in the United States. MegaMedia will depend upon the high level of technical services of these Service Providers. If the Company were to lose those services, its business would be severely affected and the Company would be required to find alternative bandwidth. The Company believes that adequate alternative sources of suitable replacement services would be available if these contracts were terminated or impaired.

CORPORATE HISTORY

         The Company was organized under the laws of the State of Utah on March 26, 1985 under the name Ace Investments, Inc. ("ACE") to create a small, publicly-held corporation to seek out and acquire suitable acquisitions and mergers. ACE's initial securities offering was deemed to be a "blind-pool" or "blank check" offering.

         On August 28, 1986, the Company's Articles of Incorporation were amended to reflect a name change from "ACE Investments" to "Matlock Communications, Inc." and to change the authorized capital to 100,000,000 shares of $.001 par value common stock.

         On May 16, 1989, the Articles of Incorporation were further amended to reflect a name change from "Matlock Communications, Inc." to "Persimmon Corporation" and to change the authorized capital to 110,000,000 shares of stock comprised of; 10,000,000 shares of $.001 par value preferred stock and 100,000,000 shares of $.015 par value common stock. The Company also reverse split its issued and outstanding common stock on a basis of one for fifteen.

         On December 20, 1991, Amalgamated Entertainment, Inc. was incorporated in the State of Delaware for the sole purpose of changing the Company's domicile to the State of Delaware.

         On January 28, 1992, Persimmon Corporation merged into Amalgamated Entertainment, Inc., the Delaware corporation, with Amalgamated Entertainment, Inc. the surviving corporation.

         On April 6, 1999, the Company effected a thirty-to-one reverse split of its outstanding common stock.

         On October 6, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with MegaMedia Networks, Inc., a Nevada corporation ("MegaMedia-Nevada"), and all of MegaMedia-Nevada's stockholders, pursuant to which the Company acquired 100% of the outstanding securities of MegaMedia-Nevada in exchange for 10,461,367 shares of common stock of the Company.

         On September 13, 1999, the Company effected a 2.5-for-one forward stock split.

         On November 29, 1999, the Company's Certificate of Incorporation was amended to reflect a name change from "Amalgamated Entertainment, Inc.," a Delaware corporation, to "MegaMedia Networks, Inc.," a Delaware corporation, and to increase the authorized common stock of the Company to 50,000,000 shares of common stock, $.01 par value per share. Unless otherwise indicated, all future references to "the Company" shall refer to MegaMedia Networks, Inc., a Delaware corporation.

         All share information provided with this Annual Report gives effect to the stock splits effected in April 1999 and September 1999, discussed above.

INDUSTRY BACKGROUND/MARKET OVERVIEW

         The Internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, the availability of inexpensive multimedia PCs and Internet access, the adoption of more robust network architectures, and the emergence of compelling Web-based content and commerce applications. The broad acceptance of the Internet Protocol ("IP") standard has also led to the emergence of intranets and the development of a wide range of non-PC devices that enable users to access the Internet and intranets.

         Much of the Internet's rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and improved users' experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and email services to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety. As a result, live Internet broadcasts were not possible and archived clips cumbersome to download and use. The development of streaming media products by companies such as Microsoft and RealNetworks enables the simultaneous transmission and playback (i.e., the Internet broadcast) of continuous "streams" of audio and video content over the Internet and intranets. These technologies have evolved to deliver audio and video over widely used 28.8 kilobits per second ("kbps") narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies.

         Broadcasting audio and video content over the Internet offers certain opportunities that are not generally available from traditional media. Currently available analog technology and government regulations limit the ability of radio and television stations to broadcast beyond certain geographic areas. Radios and televisions are not widely used in office buildings and other workplaces, where Internet access has become commonplace. Traditional business communication tools such as audio conferencing and videoconferencing can be costly, non-targeted and inconvenient. In addition, traditional broadcasters are limited in their ability to measure or identify in real time the listeners or viewers of a program. By using the Internet, streaming media content can be targeted to a geographically dispersed audience of customers, suppliers, employees and stockholders at relatively low costs. Internet users can interact with the broadcast content by responding to online surveys, voting in polls and obtaining additional information. In addition, Internet broadcasters can provide highly specific information about a program's audience to content providers, advertisers and users of Internet business services. The convergence of the Internet's capabilities and attributes has accelerated its acceptance as a business tool, leading to rapidly growing economic opportunities in Web-based advertising and business service offerings.

         The Company believes that several challenges must be overcome to realize cost-effective Internet broadcasting: aggregating diverse and compelling content, scaling Internet broadcasts from small to large audiences, deploying new transmission and streaming technologies in a timely manner and providing multimedia advertisements and services. In order to aggregate content, Internet broadcasters must rapidly identify and secure licensing opportunities by demonstrating to content providers broad based distribution and the ability to deliver associated traffic. Successful Internet broadcasters serving a large number of simultaneous users around the clock also need to design, develop and integrate complex network elements, including scalable bandwidth, streaming licenses, equipment and technical expertise. The rapid evolution of streaming media requires Internet broadcasters to support multiple vendors, an investment few companies have made. The Company believes, therefore, that a successful Internet broadcaster must develop a well-branded, highly-trafficked Web portal and destination which offers compelling content, a network capable of streaming audio and video programming to large audiences 24 hours a day-seven days a week and an organization that can deliver quality broadcasting services to advertisers, businesses and content providers.

THE MEGAMEDIA SOLUTION

         MegaMedia believes it has established a significant brand for its broadcasts and services on the Internet due to its breadth of content, network infrastructure, audience size and distribution capabilities. In addition, the Company's websites provide an attractive platform for advertisers seeking to target specific users with rich, compelling advertising solutions.

PRODUCTS AND SERVICES

         MegaChannels delivers entertainment on many levels to suit many consumers:

         FEATURE FILMS are available in both pay-per-view and subscription plans, but at all times are available on-demand. The spectrum of movies available will range from major studio blockbusters to independent low-budget "B" movies. Currently the Company has available various feature films and intends to expand its film selection. The Company is negotiating strategic arrangements with several major studios to deliver a strong line-up of movies that consumers recognize and desire. Contracts being developed with independent producers and wholesalers will deliver second and third-tier movies on a revenue-sharing basis. Standard movie presentation is augmented by wrap-around features, context-specific merchandising, chat, additional information and targeted advertising.

         TELEVISION content currently features a sampling of well-known classic series and sitcoms. The Company intends to expand that repertoire, and in addition, add made for TV movies, game shows, and soap operas as well as current hit shows. MegaChannels on-demand format enables consumers to spontaneously select their viewing without being tied to a schedule, or having to plan ahead to record their choices. Featured either through subscription service, or on-demand, the television properties are secured on a revenue sharing and modified television syndication basis.

         LIVE EVENTS currently include some sports events. In addition to expanding coverage of sports and concert events, the Company plans to add awards, Vegas shows, Broadway performances, conferences and other perishable content. All live events will be archived for future on-demand access.

         MADE FOR THE NET content is also available at MegaChannels such as animation, cartoons and Flash. In addition, the Company intends to include shorts and interactive games. All of these products are designed to add unprecedented levels of user interaction.

         FREE CONTENT is listed in directory form to provide users with the most compelling selection of entertainment offerings possible. These selections create a link to the content provider site within a MegaChannels formatted page.

RETAIL

         As part of its online entertainment services, MEGACHANNELS will provide its visitors, subscribers, and members with various product and merchandising offerings. By establishing strategic alliances with online retailers MEGACHANNELS will participate in revenues generated from consumer purchasing without the associated expenses of establishing inventory, customer service center, and distribution systems.

         Standard industry alliances are currently in place, and continue to be developed. These industry alliances include agreements with Internet aggregator companies, such as WWW.WHN.COM, WWW.TRAVELOCITY.COM and WWW.MONEYNET.NET that assure shared revenue programs (if a purchase is made through their websites, a portion of the sale's proceeds will be paid to MegaChannels.com and vice-versa -- under a negotiated finders fee structure).

         What's Hot Now (WHN.com), a leader in Internet merchandising and fulfillment, has been selected as MegaChannels merchandising strategic partner. WHN.com has a full-line of entertainment targeted merchandise including movie-specific lines, Hollywood memorabilia, television-specific lines, music, video and DVD products, general merchandise, publications and proprietary products. MegaChannels receives a commission on each sale generated through referral or on-site merchandising.

         WHN.com will handle MegaChannels fulfillment needs for event-oriented merchandise and private label (logo) lines as they are required.

MARKETING AND SALES

         Marketing to consumers is accomplished through use of traditional advertising, publicity and promotional activities as well as through a unique strategic arrangement with NextTraffic, Inc. NextTraffic, Inc. has entered into a three-year agreement with the Company to deliver to the MegaChannels.com website 2 million potential consumers per day.

ADVERTISING

         Advertising strategies are focused primarily on industry teaser and informational campaigns aimed at creating awareness within the entertainment community. Trade outlets and entertainment oriented print publications are the primary vehicle to carry MegaChannel's message. Message points include an explanation of Company capabilities in marketing and distribution of content. Online efforts include banner ads through purchase and exchange targeting creation of consumer awareness and affinity. The company has a three year contract with NextTraffic, Inc. to provide traffic through prominent placement of advertising in key sites yielding superior demographic consumer profiles for online purchases.

PROMOTIONS AND PUBLICITY

         MegaChannels strategy is to create noteworthy promotional events and activities that can be widely publicized. Such activities include movie premieres, sweepstakes, contests, live events, celebrity-focused events and other promotions. These events target specific audiences and are crafted to increase awareness of the company or to drive trial of the site. Internal promotions are utilized once the customer has arrived on-site to generate repeat visitation.

CUSTOMERS

         MegaChannels welcomes internet users from across the globe. The site serves as an entertainment portal providing one-stop access to entertainment from all corners of the world. The Company's guests are technographically attractive, having both the technological capacity to consume entertainment over the internet and demographic and psychographic traits making them attractive to advertisers. MegaChannels' primary audience is predominantly male, aged 18-39, with a history of online credit card purchases.

PRODUCT DEVELOPMENT

         Product development is a constant, on-going process for the Company, as it is in the industry generally. Development of next-generation use interfaces, site navigation, transaction processing and video delivery techniques are currently in process. Current site performance is continually evaluated by the Company for future development activities. Product development is conducted both through the Company's in-house resources and by third party contractors.

COMPETITION

         The market for Internet broadcasting and services is highly competitive and the Company expects that competition will continue to intensify. The Company competes with (i) other websites, Internet portals and Internet broadcasters to acquire and provide content to attract users, (ii) online services, other website operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and (iii) local radio and television stations and national radio and television networks for sales of advertising spots. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those described below, will not adversely affect the Company's business.

         MEGACHANNELS may be closely compared to the physical structure of one of its competitors, Broadcast.com, which was recently acquired by Yahoo.com. That acquisition combines the current leading aggregator and broadcaster of "software necessary" streaming audio and video programming (Broadcast.com) with one of the world's leading Web networks serving about 70 million unique visitors per month (Yahoo.com). The acquisition expands Yahoo.com's rich multimedia content offerings for its users making it the industry leader at this time.

         Broadcast.com offers streaming media content such as live continuous broadcasts of over 400 radio stations and networks, broadcasts of over 60 TV stations and cable networks, as well as game broadcasts and other programming of over 475 college and professional sports teams. The site also offers live concerts, on-demand music, special-interest shows and Internet-only "Webcasts", along with over 1,600 full-length audiobooks. Broadcast.com also delivers turnkey broadcasting solutions and differentiated, interactive multimedia advertising.

         Other large Web portals that would directly compete with MegaChannels in one form or another include the following:

                  ChannelSEEK -- ChannelSEEK offers webcasters and viewers an open, non-player/content specific, streaming media site. As a result, the company offers the broadcast spectrum of streaming media content on the Web. ChannelSEEK's webcasting partners include ForeignTV.com, The Auto Channel, CNN, the House of Blues, Pseudo and the Rolling Stone Network. ChannelSEEK also offers a reminder service to simplify the viewer's experience.

                  TV onthe WEB -- TV onthe WEB offers applications in on-demand archiving and live webcasting. The TV onthe Web Network specializes in narrowcasting to specific business-to-business and special interest groups through revenue-generating TV channels underwritten by organizations well known in niche communities. This business model has created revenue streams from live events, advertising, e-commerce, pay-per-view, and subscription sources.

                  Excite.com -- Excite.com is a leading Web portal that offers free, personalized information and services including 18 content channels, state-of-the-art search technology, Web-based email, PAL instant messaging, chat and on-line shopping.

                  Lycos.com -- The Lycos Network is estimated to be one of the most visited hubs on the Internet purportedly reaching one out of every two Web users. Its network sites includes Lycos.com, Tripods, Angelfire, WhoWhere, MailCity, HotBot, HotWired, Wired News, Webmonkey, Suck.com and MyTime.com. The Lycos Network provides search and navigation, communications and personalization tools, homepage building and Web community services and a shopping center as well.

                  MSN -- The Microsoft Network is the third-largest on-line service in the world offering valuable services, communications and communities, as well as compelling entertainment on the Internet. MSN also provides hundreds of special-interest forums and bulletin boards, along with Web shows such as: the Microsoft Encarta multimedia encyclopedia; the Expedia travel service; Star Trek; Continuum; Disney's Daily Blast and Disney's Family.com; the Slate online magazine; the CarPoint on-line automotive service; the Microsoft Investor on-line investing service; and up-to-date news and information from MSNBC News.

                  Snap.com -- Snap is the Internet portal service company from NBC and CNET. Its Internet portal services feature content from over 100 leading Web publishers. Snap.com's Internet portal services are distributed by more than 70 leading Internet Service Providers, telephone and communications companies, PC manufacturers and third-party marketers. At the heart of Snap.com's Internet portal services is a directory of websites and over 500 resource centers.

                  GO Network -- Go Network is a fairly new brand to the Internet and is part of the Infoseek Corporation. The GO Network family sites includes: espn.com, disney.com, family.com, ABCnews.com, ABC.com, Mr.ShowBiz and Wall of Sound.

GOVERNMENTAL REGULATION

         Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to the Company in areas such as content, network security, encryption and the use of key escrow data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any such export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase the Company's cost of doing business or increase the Company's legal exposure, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         On October 28, 1998, the "Digital Millennium Copyright Act" ("DMCA") affecting the performance of sound recordings by certain subscription and nonsubscription transmission services was enacted. The DMCA permits statutory licenses for the performance of sound recordings and for the making of ephemeral recordings to facilitate transmissions. Under these statutory licenses, the Company will be required to pay licensing fees for the performance of sound recordings by the Company in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the statutory licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. By distributing content over the Internet, the Company also faces potential liability for claims based on the nature and content of the materials that it distributes, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. While the current law generally states that entities like the Company, which provide interactive computer services, shall not be treated as the publisher or speaker with respect to third party content they distribute, the scope of the law's definition and limitations on liability have not been widely tested in court. Accordingly, the Company may be subject to such claims. To protect itself from such claims, the Company maintains media liability insurance as well as general liability insurance. Additionally, in the company's agreements with content providers, such content providers generally represent that they have the rights to distribute and transmit their programming on the Internet and, in most cases, indemnify the Company for liability based on a breach of such representations and warranties. The indemnification arrangements and the Company's media and general liability insurance may not cover all potential claims of this type or may not be adequate to indemnify the company for any liability that may be imposed. Any liability not covered by indemnification or insurance or in excess of indemnification or insurance coverage could adversely affect the Company's business.

INTELLECTUAL PROPERTY

         The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as important to its success, and the Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with its employees and with third parties to establish and protect its proprietary rights. There can be no assurance that these steps will be adequate, that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company's broadcasts. In the future, litigation may be necessary to enforce and protect the Company's trade secrets, copyrights and other intellectual property rights.

EMPLOYEES

         As of March 31, 2000, the Company had 37 employees. Of these, 14 are in development, 11 are in operations, 7 are in sales and marketing and 5 are in administration. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are good.

ITEM 2.       DESCRIPTION OF PROPERTY

         Currently, all of the Company's operations are housed in approximately 10,000 square feet of office space in Orlando, Florida, pursuant to a lease expiring May, 2002 in for approximately $11,808.00 per month. The Company's obligation under such office lease are personally guaranteed by William A. Mobley, Jr. the Company's Chairman of the Board.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not a party to, nor is it aware of, any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were voted on by stockholders during the last quarter of the fiscal year ended December 31, 1999.

         By written consent dated November 26, 1999, holders of 11,960,000 shares of the Company's then issued and outstanding common stock, representing 92% of then issued and outstanding shares, approved an amendment to the Company's Certificate of Incorporation to (i) change the Company's name from "Amalgamated Entertainment, Inc." to "MegaMedia Networks, Inc.," and (ii) to increase the Company's authorized capital stock from 25,000,000 shares, par value $.01 per share, to 50,000,000 shares, par value $.01 per share.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         No active trading market exists for the Company's common stock. Although the Company enrolled with the National Quotation Bureau for "Pink Sheet" reporting, no bid, asked or sales information for the Company has been reported on the Pink Sheets as of April 7, 2000.

HOLDERS

         As of April 7, 2000, there were 313 holders of record of the Company's common stock. The Company believes that there are approximately 348 beneficial owners of the Company's common stock.

DIVIDENDS

         To date, the Company has not declared or paid any dividends on its common stock. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain future earnings for use in the Company's business operations.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 9, 1999, the Company issued 250,000 shares of common stock to an accredited investor, Jenson Services, Inc. ("Jenson"), in exchange for Jenson's payment of $3,000 in expenses incurred and owed by the Company. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The investor was provided information about the Company or had access to such information, and the investor was provided opportunities to ask questions of management concerning the information provided or made available. The investor confirmed in writing its investment intent, and the certificates for the securities bear a legend accordingly.

         On April 6, 1999, the Company issued 2,000,000 shares of its common stock to accredited investors and a limited number of otherwise qualified investors. The shares were issued pursuant to a private offering made in reliance upon an exemption from registration pursuant to Rule 504 of Regulation D of the Securities Act. All 800,000 shares were sold at a per share price of $0.03, for aggregate gross proceeds of $24,000. The offers and sales were made by officers and directors of the Company without compensation for same.

         On October 6, 1999, pursuant to the Reorganization Agreement, the Company issued 10,461,367 shares of its common stock to the stockholders of MegaMedia-Nevada in exchange for 100% of the outstanding securities of MegaMedia-Nevada. The shares were issued in reliance upon Section 4(2) of the Securities Act. The investors were provided information about the Company or had access to such information, and the investors were provided opportunities to ask questions of management concerning the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

         On October 14, 1999, the Company commenced a private offering of common stock, and thereafter issued 1,140,000 shares of its common stock to accredited investors. All 1,140,000 shares were sold at a per share price of $2.00, which included conversion of an outstanding debt of $720,000 into 360,000 shares, for aggregate gross proceeds (including cancellation of the debt) of $2,280,000. The shares were issued in reliance upon an exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly. The offers and sales were made by officers and directors of the Company without compensation for same.

         On December 15, 1999, the Company commenced a private offering of common stock. In respect of that private placement, the Company has issued or is committed to issue 1,052,345 shares of its common stock to accredited investors. All 1,052,345 shares were sold at a per share price of $3.00, for aggregate proceeds of $3,157,035. The shares were/will be issued in reliance upon an exemption from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act. The investors confirmed in writing their investment intent, and the certificates for the securities bear/will bear a legend accordingly. The offers and sales were made by officers and directors of the Company without compensation for same.

ITEM 6.       MANAGEMENT'S DISCUSSION OF PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION OF PLAN OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUT FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE BUT ARE NOT LIMITED TO THOSE DISCUSSED BELOW AND IN OTHER SECTIONS OF THIS REPORT.

OVERVIEW

         MegaMedia Networks, Inc. is a global Internet broadcast company specializing in on-demand delivery of high-quality movie, television, music and sports entertainment programming to consumers via our website at WWW.MEGACHANNELS.COM. The Company launched its site in late March 2000. Additional upgraded releases of the site will follow in 2000.

         Through various strategic marketing alliances, the Company expects that its MegaChannels website will welcome up to two million unique, demographically attractive customers to its "front door" daily, immediately making it one of the most visited sites on the Internet.

         Due to the fact that the Company is still a "development" stage company and the rapidly evolving nature of the Internet industry, the Company believes that financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, we have incurred substantial costs to develop our technology. We will continue to incur costs to develop our website, acquire content, build brand recognition and grow our business. We may also incur significant additional costs with the possible acquisitions of other businesses and technologies relevant to our growth strategy. These costs may not correspond with a meaningful increase in revenues in the short term.

         Over the next 12 months, the Company is focused on finalizing strategic relationships for additional content, improving website appeal and utility, increasing advertising CPM rates, developing strategic alliance partners and extending network infrastructure to key foreign territories. Management is currently building staff to accommodate the anticipated growth. Content acquisition will be pursued through acquisitions, partnerships, marketing/distribution agreements and license agreements with studios and independent owners. Site development is an ongoing activity that incorporates consumer feedback, site performance and technical development to refine and improve the consumer experience. Improved sales tools, customer data history and an expanded sales force are the focus of efforts to drive higher advertising rates. Strategic partnerships with key suppliers, consumer marketers and others will be developed to lower costs, increase revenue and bolster brand stature. Development of cost-effective network capacity will continue to ensure quality delivery of content to the consumer.

         During the next 12 months, the Company plans to expend approximately $500,000 in product development devoted to enhancements of its website.

         Since October 6, 1999, the date of the Company's reorganization, the Company hired 38 employees and expects to hire approximately 74 additional employees during the next 12 months. The Company has retained a professional employment organization which co-employs with the Company the Company's employees and is responsible for providing employee benefits, payroll and employment tax services.

         The ability of the Company to realize its plans over the next 12 months involves numerous risks and uncertainties, some of which are the Company's ability to obtain additional financing; the ability of the Company to attract and retain technical, marketing and other personnel; the Company's ability to manage growth effectively; the Company's ability to effectively compete against competitors who have more resources; and the Company's ability to successfully enter into strategic relationships with additional suppliers (including studios and independent film companies).

RESULTS OF OPERATIONS

         REVENUES. Prior to the year ending December 31, 1999, the Company had no revenues. We are in the "development" stage and as of December 31, 1999 had not launched our web-site. Therefore, we had no revenues for the year ended December 31, 1999.

         OPERATING EXPENSES. Operating expenses, which consists primarily of salaries and related personnel expenses, rent, travel, and general operating expenses, were $857,249 for the year ended December 31, 1999. However, as we expand operations, which we believe is essential to achieving and maintaining market leadership, we anticipate that operating expenses will increase. In order to meet our cash requirements, we raised an aggregate of $2,800,000 in private placements during fiscal 1999.

         OTHER INCOME. Other income for the year ended December 31, 1999 was $8,012, representing interest income earned on overnight deposits.

         INCOME TAXES. As of December 31, 1999, we had federal net operating loss carryforwards of approximately $857,249. This net operating loss can be carried forward for twenty years to offset future taxable income. Due to the net loss of $857,249 for the year ended December 31, 1999 there has been no provision made for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, we had cash and cash equivalents of $1,007,211. On March 31, 2000, we had cash and cash equivalents of approximately $2,500,000. This increase from December to March is the result of additional funds raised in two private placement offerings.

         Our capital requirements have been, and will continue to be, significant. Since our inception, we have financed our development and operations through the sales of stock in the form of private placements. Through December 31, 1999, we had raised a total of approximately $2,800,000. As of March 21, 2000, we had raised a total of approximately $5,375,000 in the form of two private placement offerings. At March 31, 2000 our principal source of liquidity is approximately $2,500,000 in the form of cash and cash equivalents. We intend to use our existing cash and cash equivalents to fund our working capital and capital expenditures for the next six months. However, we may need additional capital to fund our operations during such six-month period and we will need to raise additional cash through equity or debt financings to fund operations for the next 12 months. There can be no assurance that we will be able to obtain additional funding through the issuance of additional securities through private placement offerings or through other means. If additional funding cannot be secured, we will be required to significantly scale back operations, which would most likely have an adverse effect on our performance.

YEAR 2000
         As of March 31, 2000, we had not experienced any immediate adverse impact on our operations from the transition to the Year 2000. We cannot grant any assurances, however, that our operations have not been affected in a manner that is not yet apparent or in a manner that will arise in the future. In addition, certain computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and negative effects from this remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers. However, we do not anticipate any Year 2000 problems that are reasonably likely to have a material adverse effect on our operations.

ITEM 7.       FINANCIAL STATEMENTS

         The following financial statements of the Company are filed as part of this Report:

                                                                        Page
                                                                        ----

         Independent Auditors' Report                                   F-2

         Balance Sheet for the Year Ended December 31, 1999             F-3

         Statements of Operations for the Period of May 27, 1999
           (date of inception) through December 31, 1999                F-4

         Statement of Stockholders' Equity for the Period of May 27,
           1999 (date of inception) through December 31, 1999           F-5

         Statement of Cash Flows for the Period of May 27, 1999
           (date of inception) through December 31, 1999                F-6

         Notes to Financial Statements                                  F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

           NAME                               AGE                 POSITION
--------------------------------------        ----      ------------------------------------
William A. Mobley, Jr.................         37       Director (and Chairman of the Board)
Hon. Myron E. Tillman.................         67       Director
David A. Gust.........................         39       Chief Executive Officer
Paul J. Turcotte......................         40       President
Stephen H. Noble, III.................         38       Chief Financial Officer
John P. Chambers, Jr..................         40       Chief Technology Officer
Mark R. Dolan.........................         48       General Counsel, Secretary

         All directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The Company's officers serve at the pleasure of the Board of Directors. Directors receive $1,000 for each meeting attended. In addition, each director is granted options for 2,500 shares of stock for each year or part-year that they serve. At December 31, 1999, no remuneration had been paid to any director, nor had any options been granted.

BUSINESS EXPERIENCE

         The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

         WILLIAM A. MOBLEY, Jr. has served as the Company's Chairman of the Board since June 1999. Prior to his employment with the Company, Mr. Mobley was the founder of World Commerce Online, Inc., a publicly, traded company that develops global commercial networks and e-commerce solutions, and served as its President and Chief Executive Officer from November 1993 to April 1999.

         HON. MYRON E. TILLMAN has served as a Director of the Company since April 2000. Mr. Tillman also serves as corporate counsel to Noble House of Boston, a public relations firm, a position which he has held since January 2000. He also is corporate counsel to and a director of Chaos Holdings, Inc., a publicly traded fashion accessory firm and has served in such capacity since January 2000. From January 1985 to January 1995, Mr. Tillman was a New York Supreme Court Justice. From January 1973 to January 1981, he served as a Surrogate and Circuit Court Judge in New York State. Mr. Tillman is an attorney who was in private practice with Tillman, Roberts & Purphe from 1962 to 1973 in Corning, New York and Tillman & Roby from January 1995 to January 1999 in Rochester, New York. From January l 1996 to December 31, 1999, he was also President and Chief Executive Officer of IGG Holdings, Inc., Tampa, Florida, a company involved in the golf industry.

         DAVID A. GUST has served as the Company's Chief Executive Officer since January 2000. Prior to joining the Company, from July 1996 to December 1999, he served as Vice President of Marketing and New Ventures for Hard Rock Cafe International, Inc., a restaurant, entertainment and leisure company ("Hard Rock"). Prior to his tenure at Hard Rock, Mr. Gust served in various executive capacities for the Walt Disney Company for thirteen years.

         PAUL J. TURCOTTE has served as the Company's President since March, 2000. Prior to joining the Company from September 1996 to February 2000, Mr. Turcotte was the Vice President of Publishing at Ziff-Davis, Inc., where he also served as President of Yahoo! Internet Life Magazine. From February 1996 through July 1996, Mr. Turcotte was an Associate Publisher for Conde Nast, a private company. Prior to that, from January 1995 to January 1996, Mr. Turcotte served as Associate Publisher of Times Mirror, a public company.

         STEPHEN H. NOBLE, III has served as the Company's Chief Financial Officer since February 2000. From June 1999 to February 2000, he served as an independent consultant to Lasergate Systems, Inc., where he directed the merger of that company into Tickets.com, Inc., a publicly traded Internet-based event and venue ticketing services company. From January, 1995 to April, 1999, Mr. Noble was employed by A.L. Williams, Jr., where he served in various roles including Chief Financial Officer of the Tampa Bay Lightning of The National Hockey League and The Ice Palace Arena in Tampa, Florida. He also served as Senior Vice President and Controller for a local franchise of The Canadian Football League. Prior to 1995, Mr. Noble was a principal of Noble & Associates, CPA's, P.C., a full service accounting and management consulting practice serving primarily large, privately-held companies.

         JOHN P. CHAMBERS, JR. has served as the Company's Chief Technology Officer since June 1999. Prior to joining the Company, Mr. Chambers was the Director of Internet Services for American Floral Services, a private company from April 1998 to June 1999. From September 1997 to April 1998, as a Microsoft Certified Technical Instructor, he contracted with certified technical education centers throughout the country delivering Microsoft technical course material. Mr. Chambers provided business consulting services, and served as the Senior Manager of Education Services for Precision Computer Services, Inc., a private company, from June 1993 to August 1997.

         MARK R. DOLAN has served as the Company's General Counsel and Secretary since July 1999. Prior to joining the Company, Mr. Dolan was a sole legal practitioner from January 1998 to July 1999. Prior to that, from January 1995 to January 1998, he was a Partner in the law firm of LIROT - DOLAN, P.A. Mr. Dolan also serves as a Director and/or Secretary of several privately-held corporations, such as Ybor Land, Inc., Benore Ventures, Inc., Xcite, Inc., Telegraph, Inc., Toledo Holdings, Inc., Nextelligence, Inc., M-Jade, Inc., Midnight Rodeo, Inc., and J. B. Monroe, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. William A. Mobley, Jr., Chairman, filed late with the SEC an initial report of ownership in connection with stock he received in respect of the reorganization consummated in October 1999. Mark
R. Dolan, General Counsel and Secretary, John P. Chambers, Chief Technology Officer, and John A. Hughes, Vice President - Content Acquisition, filed late with the SEC initial reports of ownership in connection with their becoming officers of the Company. NextTraffic, Inc., owning over 10% of the Company's outstanding common stock, filed late with the SEC an initial report of ownership in connection with its becoming a more than 10% owner.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation paid for each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (collectively, the "Named Executive Officer"). No other executive officers of the Company earned compensation in excess of $100,000 during such periods.

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL                          LONG-TERM
                                                                    COMPENSATION                     COMPENSATION
          NAME AND PRINCIPAL POSITION                   YEAR                SALARY          BONUS       OPTIONS
          ---------------------------                   ----                ------          -----       -------
William A. Mobley, Jr.                                  1999             $ 80,769 (1)        $ 0           0
     Former Chief Executive Officer                     1998                  N/A            N/A          N/A
     and President (Currently, Chairman                 1997                  N/A            N/A          N/A
     of the Board)
------------------------------------------
                                                        1999              $51,280 (2)         $0      100,000(3)
John P. Chambers,                                       1998                  N/A            N/A          N/A
     Chief Technology Officer                           1997                  N/A            N/A          N/A

-----------
(1) Includes $8,653.86 received by Mr. Mobley for consulting services rendered to the Company.
(2) Mr. Chambers executed an Employment Agreement with the Company on June 24, 1999 that provides for an annual base salary of $105,000, $51,280 of which was paid in fiscal 1999.
(3) Options to purchase 100,000 shares of common stock were granted to Mr. Chambers on June 24, 1999 pursuant to the terms of a Stock Option Agreement between the Company and Mr. Chambers, dated June 24, 1999. Pursuant to the Stock Option Agreement, all 100,000 options are exercisable at $2.00 per share on the earlier of (i) June 23, 2001, if Mr. Chambers is employed by the Company, (ii) termination by the Company of Mr. Chambers' employment without cause before June 23, 2001, (iii) voluntary termination by Mr. Chambers of his employment with the Company for "constructive discharge" (as defined in his Employment Agreement) before June 23, 2001, or (iv) upon a "change in control" of the Company (as defined in the Stock Option Agreement) before June 23, 2001. Such options expire June 23, 2011.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Effective June 24, 1999, the Company entered into an employment agreement with John P. Chambers, Jr., under which Mr. Chambers serves as the Company's Chief Technology Officer for a period of two years. The agreement provides for an annual base salary of $105,000 and contains customary confidentiality provisions. It also prohibits Mr. Chambers from competing with the Company during the term of the agreement and for a period of two years thereafter. In addition, pursuant to the agreement, Mr. Chambers was granted options to purchase 100,000 shares of the Company's common stock at $2.00 per share, which options shall vest upon the earlier of (i) June 23, 2001, if Mr. Chambers is employed by the Company, (ii) termination by the Company of Mr. Chambers' employment without cause before June 23, 2001, (iii) voluntary termination by Mr. Chambers of his employment with the Company for "constructive discharge" (as defined in his Employment Agreement) before June 23, 2001, or
(iv) upon a "change in control" of the Company (as defined in the Stock Option Agreement) before June 23, 2001. Such options expire June 23, 2011. Also pursuant to the agreement, 100,000 shares of the Company's common stock have been placed in escrow, which shares Mr. Chambers may purchase on June 23, 2000 for $.01 per share. However, if prior to June 23, 2000 Mr. Chambers dies, becomes permanently disabled, is terminated without cause or there is a change in control in the Company, he may then purchase the 100,000 escrowed shares for $.01 per share at such time.

         In January, 2000, the Company entered into a consulting agreement with William A. Mobley, Jr., the Company's Chairman of the Board, pursuant to which the Company agreed to pay Mr. Mobley $200,000 per annum, payable bi-weekly in arrears. The agreement has a six-month term and automatic six-month renewals unless cancelled by either party upon 30 days' written notice before the end of a particular term. Under the agreement, Mr. Mobley provides specialized interim management services related to (a) Web solutions in connection with continued product development, advanced technologies, e-commerce systems and consumer generation tools; (b) mergers and acquisitions; and (c) communication and investor relations.

STOCK OPTIONS

         The following table sets forth information with respect to stock options granted in fiscal 1999 to the officers listed in the Summary Compensation Table.

                                   OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1999

                                                  INDIVIDUAL GRANTS
                          ------------------------------------------------------------------
                                                                                               POTENTIAL REALIZABLE
                                              % OF TOTAL                                         VALUE AT ASSUMED
                                                OPTIONS                                           ANNUAL RATES OF
                             NUMBER OF          GRANTED                                             STOCK PRICE
                             SECURITIES           TO                                             APPRECIATION FOR
                             UNDERLYING        EMPLOYEES        EXERCISE                          OPTION TERM (1)
                              OPTIONS          IN FISCAL          PRICE        EXPIRATION       __________________
          NAME                GRANTED            YEAR           PER SHARE         DATE                5% 10%
    ----------------        -----------       -----------      ----------      ----------       --------- ---------
William A. Mobley, Jr.       177,841(2)           64%             $2.00         01/05/09      $293,437      $723,813
John P. Chambers, Jr.        100,000(3)           36%             $2.00         06/24/09      $165,000      $407,000

-------------------------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date based on the initial public offering price. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciate stock.
(2) Represents an option to purchase 177,841 shares of common stock granted in December 1999 pursuant to the terms of a stock option agreement between the Company and Mr. Mobley dated January 5, 2000. All 177,841 options are exercisable at $2.00 per share commencing January 5, 2000. In the event of the death of the optionee, any unexercised portion of the options shall be exercisable by his estate until the expiration of the option.
(3) Represents an option to purchase 100,000 shares of common stock granted to Mr. Chambers in June 1999 pursuant to the terms of a stock option agreement between the Company and Mr. Chambers, dated June 24, 1999. All 100,000 options are exercisable at $2.00 per share on the earlier of (i) June 23, 2001, if Mr. Chambers is employed by the Company, (ii) termination by the Company of Mr. Chambers' employment without cause before June 23, 2001,
     (iii) voluntary termination by Mr. Chambers of his employment with the Company for "constructive discharge" (as defined in his employment agreement) before June 23, 2001, or (iv) upon a "change in control" of the Company (as defined in his stock option agreement) before June 23, 2001.

STOCK OPTION PLAN

         The Company does not currently have in place a formalized stock option plan for key employees, directors or consultants, but intends to implement such a plan during fiscal 2000. All stock options to date have been granted exclusive of a stock option plan. During fiscal 1999, the Company granted to employees options to purchase an aggregate of 277,841 shares of common stock.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2000, the number of shares of Common Stock that were owned beneficially by (i) each person who is known by the Company to beneficially own more than 5% of the common stock, (ii) each director, (iii) the Named Executive Officers (as defined in "Executive Compensation") and (iv) all directors and executive officers of the Company as a group:

                                         AGGREGATE NUMBER OF
                                         SHARES BENEFICIALLY      ACQUIRABLE    TOTAL NUMBER OF SHARES
                                                OWNED           WITHIN 60 DAYS     BENEFICIAL OWNER       PERCENTAGE
              NAME (1)(2)                        (A)                  (3)           (COLUMNS (A)+(B))    OF OWNERSHIP
              -----------                --------------------   --------------  ----------------------   ------------
NextTraffic, Inc. (4)                          3,250,000                              3,250,000              23%
   100 S. Orange Avenue, Suite 1000
   Orlando, Florida  32801
William A. Mobley, Jr.                         5,236,511(5)         177,841(6)        5,414,352              38%
John P. Chambers, Jr.                            100,000                 -0-            100,000               *
David A. Gust                                         -0-                 0                  -0-             -0-
Paul J. Turcotte                                      -0-                -0-                 -0-             -0-
Hon. Myron E. Tillman                                 -0-                -0-                 -0-             -0-
Officers & Directors as a group
(7 persons)                                    2,249,011(7)         189,697           2,438,708              17%

-------------------------
* Less than one percent.
(1) Except as otherwise noted, and subject to community property laws where applicable, each person named in the table has sole voting and investment power with respect to all securities owned by such person.
(2) Unless otherwise noted, the address of each person or entity listed is MegaMedia Networks, Inc., 57 West Pine Street, Orlando, Florida 32801.
(3) Reflects the number of shares that could be purchased by the holder by exercise of options granted pursuant to stock option agreements dated January 5, 2000.
(4) William A. Mobley, Jr. is a principal stockholder, officer and director of NextTraffic, Inc.
(5) Includes (i) 500,000 shares of common stock owned by Mobley Investments Ltd., a limited partnership in which Mr. Mobley serves as Managing Member of the General Partner of the limited partnership, (ii) 1,000,000 shares of common stock owned by Mobley Family Ltd., a limited partnership in which Mr. Mobley serves as President of the General Partner of the limited partnership, (iii) 486,511 shares of common stock which Mr. Mobley owns jointly with his spouse, Michelle M. Mobley; and (iv) the 3,250,000 shares owned by NextTraffic, Inc. of which Mr. Mobley is a 25% owner and that company's sole director.
(6) Represents shares of common stock deposited into an escrow account established by the Company and certain of its stockholders under which the stockholders who deposited the shares into escrow may reacquire the shares pursuant to options with an exercise price of $2.00 per share. The options expire on January 5, 2009 and are exercisable in full commencing on January 5, 2000.
(7) Excludes the 3,250,000 shares owned by NextTraffic, Inc. of which Mr. Mobley is a 25% stockholder and sole director.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Mobley, the Company's Chairman of the Board, has personally guaranteed the Company's obligations under its office lease. See Item 2. "Description of Property."

         On January 17, 2000, the Company entered into an Internet Traffic Agreement with NextTraffic, Inc., which is owned by William Mobley, Chairman of the Board and a principal stockholder of the Company. Under the terms of the agreement, NextTraffic has agreed to supply the Company's website with up to two million visitors a day for which the Company has agreed to pay NextTraffic monthly fees equal to 25% of all purchases of the Company's services made by visitors to the Company's site supplied by NextTraffic.

         Harry Timmons, a former member of the Board of Directors of the Company, is the President of NextTraffic.

         In January 2000, the Company entered into a consulting agreement with William A. Mobley, Jr., the Company's Chairman of the Board, pursuant to which the Company agreed to pay Mr. Mobley $200,000 per annum, payable bi-weekly in arrears. The agreement has a six-month term and automatic six-month renewals unless cancelled by either party upon 30 days' written notice before the end of a particular term. For further discussion of the agreement, see "Executive Compensation -- Employment and Consulting Agreements."

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT                                              DESCRIPTION

2.1 Agreement and Plan of Reorganization, dated October 6, 1999, among the Company, MegaMedia-Nevada and MegaMedia-Nevada stockholders. (1)

3.1 Articles of Incorporation of ACE Investments, Inc., a Utah corporation, filed March 26, 1985. (2)

3.2      By-Laws of the Company. (2)

3.3 Articles of Amendment to the Articles of Incorporation changing the Company's name to "Matlock Communications, Inc.," filed August 28, 1986. (2)

3.4 Articles of Amendment to the Articles of Incorporation changing the Company's name to "Persimmon Corporation," filed June 28, 1989. (2)

3.5 Certificate of Incorporation of Amalgamated Entertainment, Inc., a Delaware corporation, filed December 20, 1991. (2)

3.6 Articles of Merger of Persimmon Corporation into Amalgamated Entertainment, Inc., filed January 29, 1992. (2)

3.7 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 30-1 reverse stock split, filed April 6, 1999. (2)

3.8 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 2.5-1 stock split, filed September 13, 1999. (3)

3.9 Certificate of Amendment to the Company's Certificate of Incorporation to change the Company's name to "MegaMedia Networks, Inc. filed November 29, 1999.*

4.1 Stock Option Agreement, dated June 24, 1999, between the Company and John P. Chambers.*

4.2 Stock Option Agreement, dated July 5, 1999, between the Company and Mark R. Dolan.*

4.3 Stock Option Agreement, dated January 5, 2000, between the Company and William A. Mobley, Jr.*

4.4 Stock Option Agreement, dated January 5, 2000, between the Company and Mark R. Dolan.*

10.1 Lease Agreement, dated June 14, 1999, between Kyung Park and Bang Park, landlords, and the Company.*

10.1.1   Addendum to Lease Agreement, dated October 6, 1999.*

10.2 Product Development Agreement, dated January 7, 2000, between the Company and Nextelligent, Inc.*

10.3 Internet Traffic Agreement dated January 7, 2000 between the Company and NextTraffic, Inc.*

10.4 Consulting Agreement, dated January 7, 2000, between the Company and William A. Mobley, Jr.*

10.5     Employment Agreement, dated June 24, 1999, between the Company and John
         P. Chambers, Jr.*

10.6 Escrow Agreement, dated as of December 29, 1999, among the Company, certain stockholders of the Company and Christopher P. Flannery, as escrow agent ("Flannery").*

21.1     List of Subsidiaries.*

27.1     Financial Data Schedule.*

-------------------------

(1) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1999.
(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form 10SB, filed with the Securities and Exchange Commission on July 22, 1999.
(3) Incorporated by reference and filed as an exhibit to the Company's Quarterly Report on Form 10QSB, filed with the Securities and Exchange Commission on October 12, 1999.

*      Filed herewith.

(B)      REPORTS ON FORM 8-K:

                  (i) The Company filed a Current Report on Form 8-K on October 26, 1999 in connection with the Reorganization Agreement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEGAMEDIA NETWORKS, INC.



Date:  April 12, 2000                    BY: /s/ DAVID A. GUST
                                         --------------------------------------
                                         David A. Gust, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 12, 2000                    BY: /s/ WILLIAM A. MOBLEY
                                            ----------------------
                                             William A. Mobley, Jr. Chairman of
                                              the Board

Date:  April 12, 2000                    BY: /s/ STEPHEN H. NOBLE, III
                                            --------------------------
                                            Stephen H. Noble, III,
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

Date:  April 12, 2000                    BY: /s/ MYRON E. TILLMAN
                                            ---------------------
                                             Hon. Myron E. Tillman, Director

                            MEGAMEDIA NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGES
Independent Auditors' Report..........................................  F-2
Financial Statements:
         Balance Sheet................................................  F-3

         Statements of Operations.....................................  F-4

         Statements of Stockholders' Equity...........................  F-5

         Statement of Cash Flows......................................  F-6

         Notes to Financial Statements................................  F-7

The Board of Directors
MegaMedia Networks, Inc.
Orlando, Florida

                          INDEPENDENT AUDITORS' REPORT

         We have audited the accompanying consolidated balance sheet of MegaMedia Networks, Inc. (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period of May 27, 1999 (date of inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MegaMedia Networks, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period of May 27, 1999 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.




                                        /S/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.


March 20, 2000
Maitland, Florida

                            MEGAMEDIA NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 1999

                                     ASSETS

CURRENT ASSETS
     Cash                                                                                              $ 1,007,211
     Other receivables                                                                                      10,000
                                                                                                       -----------

             Total current assets                                                                        1,017,211

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                                    519,929

DEPOSITS                                                                                                    21,012
                                                                                                           -------

             Total assets                                                                              $ 1,558,152
                                                                                                       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                                                  $   100,587
                                                                                                       -----------

             Total current liabilities                                                                     100,587
                                                                                                       -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 50,000,000 shares authorized,
       13,000,010 shares issued and outstanding                                                            130,000
     Paid-in capital                                                                                     2,184,814
     Deficit accumulated during the development stage                                                     (857,249)
                                                                                                       -----------

             Total stockholders' equity                                                                  1,457,565
                                                                                                       -----------

             Total liabilities and stockholders' equity                                                $ 1,558,152
                                                                                                       ===========

                   The Accompanying Notes Are An Integral Part
                   Of These Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
  For The Period of May 27, 1999 (date of inception) Through December 31, 1999



REVENUES                                                       $        --
                                                               -----------

EXPENSES:
     Advertising                                                     6,525
     Automobile                                                      4,584
     Contributions                                                     750
     Depreciation                                                   11,242
     Dues and subscriptions                                          1,861
     Employee leasing                                              398,499
     Equipment rentals                                              13,416
     Insurance                                                      15,454
     Licenses and permits                                            4,438
     Marketing                                                      31,259
     Miscellaneous                                                   5,752
     Office                                                         19,299
     Parking and tolls                                               7,576
     Postage                                                         2,273
     Printing and reproduction                                      14,188
     Professional development                                       16,154
     Professional fees                                              61,809
     Rent                                                           41,450
     Repairs and maintenance                                        13,087
     Supplies                                                       30,617
     Taxes-other                                                     5,585
     Telephone                                                      29,222
     Travel                                                        126,479
     Utilities                                                       3,742
                                                               -----------

             Total expenses                                        865,261
                                                               -----------

OTHER INCOME:
     Interest income                                                 8,012
                                                               -----------

LOSS BEFORE INCOME TAXES                                          (857,249)

INCOME TAXES                                                            --
                                                                ----------

NET LOSS                                                       $  (857,249)
                                                               ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE                         $      (.07)
                                                               ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    4,877,401
                                                               ===========

                   The Accompanying Notes Are An Integral Part
                   Of These Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
  For The Period of May 27, 1999 (date of inception) Through December 31, 1999

                                                                                     Deficit
                                        Common Stock                                Accumulated
                                 ---------------------------                         During the        Total
                                 Number of          Par            Paid-in          Development     Stockholders'
                                  Shares           Value           Capital             Stage            Equity
                                 ---------       -----------      ----------        -----------     -------------
Common stock issued to
     founding directors in
     exchange for services             2,500       $      25     $    24,975         $      --         $    25,000

Common stock issued in
     exchange for services             5,000              50          49,950                --              50,000

Recapitalization, including
     effect of reverse
     acquisition                  11,852,510         118,525        (118,525)               --                  --

Stock issuance costs                      --              --         (40,186)               --             (40,186)

Common stock issued
     for cash                        780,000           7,800       1,552,200                --           1,560,000

Common stock issued in
     exchange for conversion
     of notes payable                360,000           3,600         716,400                --             720,000

Net loss                                  --              --              --           (857,249)          (857,249)
                                 -----------       ---------     -----------         ----------        -----------

BALANCE -
     December 31, 1999            13,000,010       $ 130,000     $ 2,184,814         $ (857,249)       $ 1,457,565
                                ============       =========     ===========         ==========        ===========

                   The Accompanying Notes Are An Integral Part
                   Of These Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
  For The Period of May 27, 1999 (date of inception) Through December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash paid to suppliers                                                                            $  (720,606)
                                                                                                       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                                (531,171)
     Payments of security deposits                                                                         (21,012)
                                                                                                       -----------

             Net cash flows from investing activities                                                     (552,183)
                                                                                                       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                              1,560,000
     Proceeds from notes payable                                                                           720,000
                                                                                                       -----------

             Net cash flows from financing activities                                                    2,280,000
                                                                                                       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                  1,007,211

CASH AND CASH EQUIVALENTS - Beginning of year                                                                --
                                                                                                       -----------

CASH AND CASH EQUIVALENTS - End of year                                                                $ 1,007,211
                                                                                                       ===========

RECONCILIATION OF NET LOSS TO NET CASH FLOWS
  FROM OPERATING ACTIVITIES:
     Net loss                                                                                          $  (857,249)
        Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation                                                                                       11,242
         Noncash professional fees                                                                          75,000
         Noncash stock issuance costs                                                                      (40,186)
         Change in other receivables                                                                       (10,000)
         Change in accounts payable                                                                        100,587
                                                                                                       -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                                               $  (720,606)
                                                                                                       ===========

--------------------------------------------------------------------------------
NONCASH FINANCING ACTIVITIES:

     During the period of May 27, 1999 (date of inception) through December 31, 1999, the Company issued 7,500 shares of common stock, in exchange for professional services received valued at $75,000.

     During the period of May 27, 1999 (date of inception) through December 31, 1999, the Company converted notes payable in the amount of $720,000 into 360,000 shares of common stock.

                   The Accompanying Notes Are An Integral Part
                   Of These Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
  For The Period of May 27, 1999 (date of inception) Through December 31, 1999

NOTE A - NATURE OF OPERATIONS

     MegaMedia Networks, Inc. (a Nevada corporation and a development stage company) ("Company") was incorporated on May 27, 1999 and is headquartered in Orlando, Florida. The Company provides users of the internet with an online environment for purchasing specialized on-demand or live pay-per-view events, music, videos, concerts and services.

     On October 6, 1999, MegaMedia Networks, Inc. agreed to exchange shares with Amalgamated Entertainment, Inc., a Delaware public company. Accordingly, MegaMedia Networks, Inc. exchanged all outstanding shares of the Company's common stock for 10,461,367 shares of Amalgamated Entertainment, Inc. stock in a business combination accounted for as a reverse acquisition. During the period Amalgamated Entertainment, Inc. was in existence, prior to the reverse acquisition, its only activity was to raise equity capital. For accounting purposes, the reverse acquisition is reflected as if MegaMedia Networks, Inc. issued its stock for the net assets of Amalgamated Entertainment, Inc. The net assets of Amalgamated Entertainment, Inc. were not adjusted in connection with the reverse acquisition since they were monetary in nature. Coincident with the reverse acquisition, Amalgamated Entertainment, Inc. changed its name to MegaMedia Networks, Inc.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Parent and its wholly- owned Subsidiary. All material intercompany transactions have been eliminated.

     DEVELOPMENT STAGE OPERATIONS: The Company was incorporated May 27, 1999. Operations to date have been devoted primarily to raising capital, obtaining financing, establishing supplier affiliations and strategic alliance arrangements, establishing the corporate headquarters, and administrative functions.

     CASH AND CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     PROPERTY  AND  EQUIPMENT:   Property  and  equipment  is  stated  at  cost.
     Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

     DEFERRED INCOME TAXES: Deferred income taxes result from the tax effects of net operating loss carryforwards and temporary differences between the basis of items for income tax purposes and the carrying amounts of such items for financial reporting purposes. The primary temporary difference which gives rise to the Company's deferred income tax balance relates to the use of accelerated depreciation methods for tax purposes. A valuation allowance has been provided for the deferred tax asset balance based on the Company's assessment of the likelihood of realization.

     STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB no. 25.) The Company has adopted disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period.

                            MEGAMEDIA NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
  For The Period of May 27, 1999 (date of inception) Through December 31, 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES: Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses.
     Significant estimates used in preparing these consolidated financial statements include those assumed in determining the estimated useful lives of property and equipment. It is at least reasonably possible that the significant estimates used will change within the next year.

     ADVERTISING COSTS:  Advertising costs are expensed as incurred.


NOTE C - CONCENTRATION OF CREDIT RISK

     The Company maintains its cash in a bank account which, at times, may exceed federally insured limits. The Company has not experienced any losses in this account and believes it is not exposed to any significant credit risk related to cash and cash equivalents.


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:
                                                                    Estimated
             Category                                Cost            Lives
     -----------------------------------            ---------       --------
     Leasehold improvements                         $  50,531       39 years
     Office furniture and equipment                    19,309        7 years
     Computer equipment                               313,050      3-7 years
     Software development in process                  148,281        3 years
                                                    ---------

             Total property and equipment             531,171

     Less: Accumulated depreciation                   (11,242)
                                                    ---------

             Net property and equipment             $ 519,929
                                                    =========


NOTE E - COMMITMENTS AND CONTINGENCIES

     LEASES: The Company is the lessee under operating lease agreements for its office facility and for certain furniture and equipment. Total lease expense under these leases amounted to approximately $43,000 for the year ended December 31, 1999. Future minimum lease payments under these operating leases as of December 31, 1999, are approximately as follows:

             YEAR ENDING
             DECEMBER 31,
             ------------

               2000                                        $  268,300
               2001                                        $  224,600
               2002                                        $   69,000

     In addition, the Company is obligated under a 3-year agreement with an internet traffic consolidator ("NextTraffic"), a corporation owned by the President of the Company, who will provide pre-qualified internet traffic to the Company's Website. Under the terms of this agreement. NextTraffic will provide up to 2 million visitors per day to the website at a cost of $0.03 per visitor or up to $60,000 per day.

                            MEGAMEDIA NETWORKS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
  For The Period of May 27, 1999 (date of inception) Through December 31, 1999

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

     EMPLOYMENT AGREEMENTS: The Company has entered into employment agreements with certain key employees with terms ranging from one to three years. Future obligations under these agreements as of December 31, 1999 are as follows:

      Year Ending
      December 31,
      ------------

         2000                                             $  750,000
         2001                                             $  537,500
         2002                                             $  420,000
         2003                                             $   70,000


NOTE F - STOCK OPTIONS

     During the year ended December 31, 1999, the Company offered stock options to certain employees whereby the employees may purchase a certain number of shares of common stock at specified amounts. Under the terms of the option agreements, the options are only exercisable upon being fully vested which does not occur until the year 2001. Therefore, no compensation expense related to these options has been recorded in the accompanying consolidated financial statements.

     In addition, the Company has offered stock options to certain additional employees subsequent to the balance sheet date. Under the terms of the option agreements, employees are granted a certain number of options to purchase the Company's common stock at specified amounts.

     The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.

     Had compensation expense been determined based upon fair values at the grant date for the award of options as described herein in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic earnings (loss) per common share would not be materially changed from the amounts as reported in the accompanying consolidated financial statements.

     Accordingly, management has not presented the pro forma effects of the application of SFAS No. 123 herein with respect to net loss and basic earnings (loss) per common share for the period of May 27, 1999 (date of inception) through December 31, 1999.


NOTE G - SUBSEQUENT EVENTS

     Subsequent to the balance sheet date, the Company offered two confidential private offering memorandums. The first offering, which was dated December 15, 1999, produced $3,181,032 of additional equity by issuing 1,060,344 shares of restricted common stock for $3.00 per share. This offering expired January 14, 2000. The second offering, which is dated March 8, 2000, expects to produce $5,000,000 of additional equity by offering 1,000,000 shares of restricted common stock for $5.00 per share. This offering expires April 30, 2000.

                                  EXHIBIT INDEX



EXHIBIT                        DESCRIPTION
-------                        -----------

2.1 Agreement and Plan of Reorganization, dated October 6, 1999, among the Company, MegaMedia-Nevada and MegaMedia-Nevada stockholders. (1)

3.1 Articles of Incorporation of ACE Investments, Inc., a Utah corporation, filed March 26, 1985. (2)

3.2      By-Laws of the Company. (2)

3.3 Articles of Amendment to the Articles of Incorporation changing the Company's name to "Matlock Communications, Inc.," filed August 28, 1986. (2)

3.4 Articles of Amendment to the Articles of Incorporation changing the Company's name to "Persimmon Corporation," filed June 28, 1989. (2)

3.5 Certificate of Incorporation of Amalgamated Entertainment, Inc., a Delaware corporation, filed December 20, 1991. (2)

3.6 Articles of Merger of Persimmon Corporation into Amalgamated Entertainment, Inc., filed January 29, 1992. (2)

3.7 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 30-1 reverse stock split, filed April 6, 1999. (2)

3.8 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 2.5-1 stock split, filed September 13, 1999. (3)

3.9 Certificate of Amendment to the Company's Certificate of Incorporation to change the Company's name to "MegaMedia Networks, Inc. filed November 29, 1999.*

4.1 Stock Option Agreement, dated June 24, 1999, between the Company and John P. Chambers.*

4.2 Stock Option Agreement, dated July 5, 1999, between the Company and Mark R. Dolan.*

4.3 Stock Option Agreement, dated January 5, 2000, between the Company and William A. Mobley, Jr.*

4.4 Stock Option Agreement, dated January 5, 2000, between the Company and Mark R. Dolan.*

10.1 Lease Agreement, dated June 14, 1999, between Kyung Park and Bang Park, landlords, and the Company.*

10.1.1   Addendum to Lease Agreement, dated October 6, 1999.*

10.2 Product Development Agreement, dated January 7, 2000, between the Company and Nextelligent, Inc.*

10.3 Internet Traffic Agreement dated January 7, 2000 between the Company and NextTraffic, Inc.*

10.4 Consulting Agreement, dated January 7, 2000, between the Company and William A. Mobley, Jr.*

10.5     Employment Agreement, dated June 24, 1999, between the Company and John
         P. Chambers, Jr.*

10.6 Escrow Agreement, dated as of December 29, 1999, among the Company, certain stockholders of the Company and Christopher P. Flannery, as escrow agent ("Flannery").*

21.1     List of Subsidiaries.*

27.1     Financial Data Schedule.*

-------------------------

(1) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1999.
(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form 10SB, filed with the Securities and Exchange Commission on July 22, 1999.
(3) Incorporated by reference and filed as an exhibit to the Company's Quarterly Report on Form 10QSB, filed with the Securities and Exchange Commission on October 12, 1999.

*      Filed herewith.