Form 10KSB/A
period 1999-12-31
MEGAMEDIA NETWORKS INC
filed 2000-05-04
CIK 1085086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                  or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                                    000-26801
                              ---------------------
                              (Commission File No.)


                            MEGAMEDIA NETWORKS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                     DELAWARE                           87-0633630
           ------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)


       57 WEST PINE STREET, ORLANDO, FLORIDA                       32801
      ----------------------------------------                  ----------
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

As of May 1, 2000, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $35,977,035.

As of May 1, 2000, there were 14,241,356 shares of issuer's common stock outstanding.

Documents incorporated by reference:  NONE

                                EXPLANATORY NOTE

          This Form 10-KSB/A amends the Form 10-KSB filed by MegaMedia Networks, Inc. (the "Company") on April 14, 2000 to clarify certain information with respect to the beneficial ownership by William A. Mobley, Jr. of the Company's capital stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of May 1, 2000, the number of shares of Common Stock that were owned beneficially by (i) each person who is known by the Company to beneficially own more than 5% of the common stock, (ii) each director, (iii) the Named Executive Officers (as defined in "Executive Compensation") and (iv) all directors and executive officers of the Company as a group:



                                         AGGREGATE NUMBER OF                       TOTAL NUMBER OF
                                         SHARES BENEFICIALLY      ACQUIRABLE       SHARES BENEFICIAL
                                               OWNED            WITHIN 60 DAYS (3)         OWNER         PERCENTAGE
          NAME (1)(2)                           (A)                   (B)          (COLUMNS (A)+(B))    OF OWNERSHIP
-----------------------------------      -------------------    ------------------ -----------------    ------------
NextTraffic, Inc. (4)                          3,250,000                                 3,250,000        22.82%
   100 S. Orange Avenue, Suite 1000
   Orlando, Florida  32801
William A. Mobley, Jr.                         1,986,511(5)        177,841(6)            2,164,352        13.95%
John P. Chambers                                 100,000                -0-                100,000            *
David A. Gust                                         -0-                0                     -0-           -0-
Paul J. Turcotte                                      -0-               -0-                    -0-           -0-
Hon. Myron E. Tillman                                 -0-               -0-                    -0-           -0-
Officers & Directors as a group
(7 persons)                                    2,249,011           189,697               2,438,708        15.79%

-------------------------
* Less than one percent.

(1) Except as otherwise noted, and subject to community property laws where applicable, each person named in the table has sole voting and investment power with respect to all securities owned by such person.
(2) Unless otherwise noted, the address of each person or entity listed is MegaMedia Networks, Inc., 57 West Pine Street, Orlando, Florida 32801. (3) Reflects the number of shares that could be purchased by the holder by exercise of options granted pursuant to stock option agreements dated January 5, 2000.
(4) William A. Mobley, Jr. is a principal stockholder, officer and director of NextTraffic, Inc.
(5) Includes (i) 500,000 shares of common stock owned by Mobley Investments Ltd., a limited partnership in which Mr. Mobley serves as Managing Member of the General Partner of the limited partnership, (ii) 1,000,000 shares of common stock owned by Mobley Family Ltd., a limited partnership in which Mr. Mobley serves as President of the General Partner of the limited partnership, and (iii) 486,511 shares of common stock which Mr. Mobley owns jointly with his spouse, Michelle M. Mobley. Excludes the 3,250,000 shares of common stock owned by NextTraffic, Inc., as Mr. Mobley disclaims beneficial ownership of such shares.
(6) Represents shares of common stock deposited into an escrow account established by the Company and certain of its stockholders under which the stockholders who deposited the shares into escrow may reacquire the shares pursuant to options with an exercise price of $2.00 per share. The options expire on January 5, 2009 and are exercisable in full commencing on January 5, 2000.

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

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

3.5 Certificate of Incorporation of Amalgamated Entertainment, Inc., a Delaware corporation, filed December 20, 1991. (2)

3.6 Articles of Merger of Persimmon Corporation into Amalgamated Entertainment, Inc., filed January 29, 1992. (2)

3.7 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 30-1 reverse stock split, filed April 6, 1999. (2)

3.8 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 2.5-1 stock split, filed September 13, 1999. (3)

3.9 Certificate of Amendment to the Company's Certificate of Incorporation to change the Company's name to "MegaMedia Networks, Inc. filed November 29, 1999. (4)

4.1 Stock Option Agreement, dated June 24, 1999, between the Company and John Chambers, Jr. (4)

4.2 Stock Option Agreement, dated July 5, 1999, between the Company and Mark R. Dolan. (4)

4.3 Stock Option Agreement, dated January 5, 2000, between the Company and William A. Mobley. (4)

4.4 Stock Option Agreement, dated January 5, 2000, between the Company and Mark R. Dolan. (4)

10.1 Lease Agreement, dated June 14, 1999, between Kyung Park and Bang Park, landlords, and the Company. (4)

10.1.1    Addendum to Lease Agreement, dated October 6, 1999. (4)

10.2 Product Development Agreement, dated January 7, 2000, between the Company and Nextelligence, Inc. (4)

10.3 Internet Traffic Agreement dated January 7, 2000 between the Company and NextTraffic, Inc. the Company. (4)

10.4 Consulting Agreement, dated January 7, 2000, between the Company and William A. Mobley. (4)

10.5 Employment Agreement, dated June 24, 1999, between the Company and John Chambers, Jr. (4)

10.6 Escrow Agreement, dated as of December 29, 1999, among the Company, certain stockholders of the Company and Christopher P. Flannery, as escrow agent . (4)

10.7 Purchase and Sale of Assets Agreement, dated April 14, 2000, among City-Guide ISP, Inc., David Marshlack, Dan Marshlack, Bruce C. Hammil, Mark Dolan AND Titan Hosting, Inc. and the Company. (5) ---

10.8 Convertible Promissory Note, dated April 14, 2000, issued by Titan Hosting, Inc. in favor of City-Guide ISP, Inc. in the principal amount of $720,000. (5)

10.9 Security Agreement, dated April 14, 2000, between Titan Hosting, Inc. and City-Guide ISP, Inc. (5)

10.10 Unconditional Corporate Guaranty, dated April 14, 2000, executed by the Company. (5)

10.11 Subscription and Registration Rights Agreement, dated April 14, 2000, between the Company. and City-Guide ISP, Inc. (5)

21.1      List of Subsidiaries. (4)

27.1      Financial Data Schedule. (4)

-------------------------
(1) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1999.
(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form 10SB, filed with the Securities and Exchange Commission on July 22, 1999.
(3) Incorporated by reference and filed as an exhibit to the Company's Quarterly Report on Form 10QSB, filed with the Securities and Exchange Commission on October 12, 1999.
(4) Incorporated by reference and filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2000.
(5) Incorporated by reference and filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2000.

(b)      REPORTS ON FORM 8-K:

          (i) The Company filed a Current Report on Form 8-K on October 26, 1999 in connection with the Reorganization Agreement.

          (ii) The Company filed a Current Report on Form 8-K on April 27, 2000 in connection with the acquisition of certain assets of City-Guide ISP, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEGAMEDIA NETWORKS, INC.



Date:  May 3, 2000            BY: /s/ DAVID A. GUST
                                  ------------------
                                  David A. Gust, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 3, 2000            BY: /s/ WILLIAM A. MOBLEY
                                 ----------------------
                                  William A. Mobley, Chairman of the Board


Date:  May 3, 2000            BY: /s/ STEPHEN H. NOBLE, III
                                 --------------------------
                                  Stephen H. Noble, III, Chief Financial Officer (Principal Financial and Accounting Officer)


Date:  May 3, 2000            BY: /s/ MYRON E. TILLMAN
                                 ---------------------
                                  Hon. Myron E. Tillman, Director

                                  EXHIBIT INDEX

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

3.5 Certificate of Incorporation of Amalgamated Entertainment, Inc., a Delaware corporation, filed December 20, 1991. (2)

3.6 Articles of Merger of Persimmon Corporation into Amalgamated Entertainment, Inc., filed January 29, 1992. (2)

3.7 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 30-1 reverse stock split, filed April 6, 1999. (2)

3.8 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 2.5-1 stock split, filed September 13, 1999. (3)

3.9 Certificate of Amendment to the Company's Certificate of Incorporation to change the Company's name to "MegaMedia Networks, Inc. filed November 29, 1999. (4)

4.1 Stock Option Agreement, dated June 24, 1999, between the Company and John Chambers, Jr. (4)

4.2 Stock Option Agreement, dated July 5, 1999, between the Company and Mark R. Dolan. (4)

4.3 Stock Option Agreement, dated January 5, 2000, between the Company and William A. Mobley. (4)

4.4 Stock Option Agreement, dated January 5, 2000, between the Company and Mark R. Dolan. (4)

10.1 Lease Agreement, dated June 14, 1999, between Kyung Park and Bang Park, landlords, and the Company. (4)

10.1.1    Addendum to Lease Agreement, dated October 6, 1999. (4)

10.2 Product Development Agreement, dated January 7, 2000, between the Company and Nextelligence, Inc. (4)

10.3 Internet Traffic Agreement dated January 7, 2000 between the Company and NextTraffic, Inc. the Company. (4)

10.4 Consulting Agreement, dated January 7, 2000, between the Company and William A. Mobley. (4)

10.5 Employment Agreement, dated June 24, 1999, between the Company and John Chambers, Jr. (4)

10.6 Escrow Agreement, dated as of December 29, 1999, among the Company, certain stockholders of the Company and Christopher P. Flannery, as escrow agent . (4)

10.7 Purchase and Sale of Assets Agreement, dated April 14, 2000, among City-Guide ISP, Inc., David Marshlack, Dan Marshlack, Bruce C. Hammil, Mark Dolan AND Titan Hosting, Inc. and the Company. (5) ---

10.8 Convertible Promissory Note, dated April 14, 2000, issued by Titan Hosting, Inc. in favor of City-Guide ISP, Inc. in the principal amount of $720,000. (5)

10.9 Security Agreement, dated April 14, 2000, between Titan Hosting, Inc. and City-Guide ISP, Inc. (5)

10.10 Unconditional Corporate Guaranty, dated April 14, 2000, executed by the Company. (5)

10.11 Subscription and Registration Rights Agreement, dated April 14, 2000, between the Company and City-Guide ISP, Inc. (5)

21.1      List of Subsidiaries. (4)

27.1      Financial Data Schedule. (4)

-------------------------
(1) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1999.
(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form 10SB, filed with the Securities and Exchange Commission on July 22, 1999.
(3) Incorporated by reference and filed as an exhibit to the Company's Quarterly Report on Form 10QSB, filed with the Securities and Exchange Commission on October 12, 1999.
(4) Incorporated by reference and filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2000.
(5) Incorporated by reference and filed as an Exhibit to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2000.