Form 10QSB
period 2000-03-31
MEGAMEDIA NETWORKS INC
filed 2000-06-02
CIK 1085086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________


                                    000-26801
                              ---------------------
                              (Commission File No.)

                            MEGAMEDIA NETWORKS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


               DELAWARE                                           87-0633630
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)



 57 WEST PINE STREET, ORLANDO, FLORIDA                             32801
----------------------------------------                         ----------
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

As of May 22, 2000, there were 14,310,656 shares of issuer's common stock outstanding.

Transitional small business disclosure format (check one) Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                          PART I. Financial Information

ITEM 1. Financial Statements...................................................1

        Condensed Consolidated Balance Sheets at March 31, 2000 (Unaudited)
          and December 31, 1999................................................1

        Condensed Consolidated Statement of Operations for the Three Months
          Ended March 31, 2000 (Unaudited) and the period from May 27, 1999
          (inception) Through March 31, 2000...................................2

        Condensed Consolidated Statement of Stockholders' Equity for the
          Three Months Ended March 31, 2000 (Unaudited)........................3

        Condensed Consolidated Statement of Cash Flows for the Three Months
          Ended March 31, 2000 (Unaudited) and the period from May 27, 1999
          (inception) Through March 31, 2000...................................4

        Notes to Financial Statements..........................................5

ITEM 2. Management's Discussion of Plan of Operations..........................7


                           PART II. Other Information

ITEM 1. Legal Proceedings......................................................9
ITEM 2. Changes in Securities and Use of Proceeds..............................9
ITEM 3. Defaults upon Senior Securities........................................9
ITEM 4. Submission of Matters to a Vote of Security Holders....................9
ITEM 5. Other Information......................................................9
ITEM 6. Exhibits and Reports on Form 8-K.......................................9

FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company to obtain adequate financing to continue its current operations; the ability of the Company to successfully enter into strategic relationships and agreements with additional suppliers; the ability of the Company to increase its staff; risks associated with the ability to produce revenues through the sales of advertising, pay-per-view, and subscriptions; the Company's history of operating losses; dependence on senior management; risks inherent in the internet industry and the Company's ability to manage growth. The forward-looking statements contained herein represent the Company's judgment as of the date of filing this Quarterly Report, and the Company cautions readers not to place undue reliance on such statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MEGAMEDIA NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        MARCH 31,        DECEMBER 31,
                                                                           2000              1999
                                                                       -----------       -----------
                                                                       (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                         $ 2,108,801       $ 1,007,211
     Accounts receivables, net                                              54,708                --
     Prepaid expenses                                                      445,886                --
                                                                       -----------       -----------

             Total current assets                                        2,609,395         1,007,211

PROPERTY AND EQUIPMENT, NET                                                689,371           371,648

DEPOSITS                                                                    15,411            21,012

WEBSITE DEVELOPMENT, NET                                                   491,426           148,281
                                                                       -----------       -----------

             Total assets                                              $ 3,805,603       $ 1,548,152
                                                                       ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $   574,392       $   100,587
     Accrued liabilities
          Salaries and benefits                                            243,428                --
          Other                                                             49,371                --
     Note payable                                                          303,502                --
                                                                       -----------       -----------

             Total current liabilities                                   1,170,693           100,587
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 50,000,000 shares
         authorized, 13,000,010 shares issued and
         outstanding, and 1,020,679 shares subscribed at
         March 31, 2000, 13,000,010 shares issued and
         outstanding at December 31, 1999                                  140,207           130,000
     Additional paid-in capital                                          5,236,642         2,184,814
     Accumulated deficit                                                (2,741,939)         (857,249)
     Stock subscription receivable                                              --           (10,000)
                                                                       -----------       -----------

             Total stockholders' equity                                  2,634,910         1,447,565
                                                                       -----------       -----------
COMMITMENTS (Note F)                                                            --                --
                                                                       -----------       -----------

             Total liabilities & stockholders' equity                  $ 3,805,603       $ 1,548,152
                                                                       ===========       ===========


                   The Accompanying Notes Are An Integral Part
              Of These Condensed Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND THE
           PERIOD FROM MAY 27, 1999 (INCEPTION) THROUGH MARCH 31, 2000
                                   (Unaudited)

                                                          THREE MONTHS      MAY 27, 1999 TO
                                                         MARCH 31, 2000     MARCH 31, 2000
                                                         --------------     --------------
NET SALES                                                 $     44,069       $     44,069

COST OF SALES                                                  480,578            480,578
                                                          ------------       ------------

GROSS MARGIN                                                  (436,509)          (436,509)
                                                          ------------       ------------

OPERATING EXPENSES
     General and administrative                                770,539          1,362,393
     Programming and production                                193,809            215,468
     Sales and marketing                                       352,385            420,061
     Research and development                                  161,550            345,622
                                                          ------------       ------------

Total operating expenses                                     1,478,283          2,343,544
                                                          ------------       ------------

OPERATING LOSS                                              (1,914,792)        (2,780,053)

INTEREST INCOME                                                 30,102             38,114
                                                          ------------       ------------

NET LOSS                                                  $ (1,884,690)      $ (2,741,939)
                                                          ============       ============

LOSS PER COMMON SHARE                                     $       (.14)
                                                          ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        13,630,007
                                                          ============


                   The Accompanying Notes Are An Integral Part
              Of These Condensed Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2000
                                   (Unaudited)

                                                 COMMON STOCK
                                 ---------------------------------------------                           STOCK            TOTAL
                                 NUMBER OF            PAR            PAID-IN        ACCUMULATED       SUBSCRIPTION     STOCKHOLDERS'
                                   SHARES            VALUE          CAPITAL(1)        DEFICIT          RECEIVABLE         EQUITY
                                 -----------      -----------      -----------      -----------       -----------      -----------
BALANCE, December 31, 1999        13,000,010      $   130,000      $ 2,184,814      $  (857,249)      $   (10,000)     $ 1,447,565

Issuance of common shares
     at $3.00 per share            1,020,679           10,207        3,051,828               --                --        3,062,035

Stock subscription received               --               --               --               --            10,000           10,000

Net loss                                  --               --               --       (1,884,690)               --       (1,884,690)
                                 -----------      -----------      -----------      -----------       -----------      -----------

BALANCE, March 31, 2000           14,020,689      $   140,207      $ 5,236,642      $(2,741,939)      $        --      $ 2,634,910
                                 ===========      ===========      ===========      ===========       ===========      ===========



                   The Accompanying Notes Are An Integral Part
              Of These Condensed Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND THE
           PERIOD FROM MAY 27, 1999 (INCEPTION) THROUGH MARCH 31, 2000
                                   (Unaudited)

                                                                       THREE MONTHS    MAY 27, 1999 TO
                                                                      MARCH 31, 2000    MARCH 31, 2000
                                                                      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $(1,884,690)      $(2,741,939)
        Adjustments to reconcile net loss to net cash
        flows from operating activities:
         Depreciation                                                        55,779            67,021
           Amortization                                                       2,360             2,360
         Changes in operating assets and liabilities:

           Noncash professional fees                                             --            75,000
           Increase in accounts receivable                                  (54,708)          (54,708)
         Increase in prepaid expenses                                      (142,384)         (142,384)
         (Increase)decrease in deposits                                       5,601           (15,411)
         Increase in accounts payable                                       473,805           574,392
           Increase in accrued liabilities                                  292,799           292,799
                                                                        -----------       -----------

                  Net cash flows from operating activities               (1,251,438)       (1,942,870)
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                    (373,502)         (756,392)
     Payments for website development                                      (345,505)         (493,786)
                                                                        -----------       -----------

             Net cash flows from investing activities                      (719,007)       (1,250,178)
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                               3,072,035         4,581,849
     Proceeds from notes payable                                                 --           720,000
                                                                        -----------       -----------

             Net cash flows from financing activities                     3,072,035         5,301,849
                                                                        -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,101,590         2,108,801

CASH AND CASH EQUIVALENTS - beginning of period                           1,007,211                --
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS - end of period                               $ 2,108,801       $ 2,108,801
                                                                        ===========       ===========

-----------------------------------------------------------------------------------------------------

NONCASH FINANCING INVESTING AND ACTIVITIES:

Note payable to finance directors and officers liability insurance      $   303,502       $   303,502
Common stock issued in exchange for professional services                        --            75,000
Common stock issued in exchange for notes payable                                --           720,000


                   The Accompanying Notes Are An Integral Part
              Of These Condensed Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - GENERAL

       MegaMedia Networks, Inc. (the "Company") was incorporated under the laws of the state of Delaware on May 27, 1999 and is headquartered in Orlando, Florida. The Company provides users of the internet with an online environment for purchasing specialized on-demand or live pay-per-view events, music, videos, concerts and services.

       The accompanying condensed consolidated balance sheet of MegaMedia Networks, Inc. as of March 31, 2000, the related condensed consolidated statement of operations, statement of stockholders' equity and statement of cash flows for the three months ended March 31, 2000 and the period from May 27, 1999 (inception) through March 31, 2000 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at March 31, 2000 and the results of operations, stockholders' equity and cash flows for the three months ended March 31, 2000 and the period from May 27, 1999 (inception) through March 31, 2000.

       Certain reclassifications have been made to the condensed consolidated balance sheet at December 31, 1999 to conform with classifications used in the unaudited condensed consolidated balance sheet at March 31, 2000.

       The accompanying unaudited financial statements as of March 31, 2000, for the three months ended March 31, 2000 and the period from may 27, 1999 (inception) through March 31, 2000 should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

       The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company was in the development stage until March 25, 2000 and has incurred an accumulated deficit of $2,741,939 as of March 31, 2000. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company's ability to attain profitable operations is contingent upon its ability to raise additional capital to continue the development of its website, acquire content, build brand name recognition and grow its business. The Company is currently soliciting additional capital in the form of equity to fund its working capital, capital expenditure and debt service requirements to attain such profitable operations. However, there is no assurance that the Company will be able to attain such equity capital and continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REVENUE RECOGNITION: Sales revenue for on-demand, pay-per-view events, and monthly subscriptions are recorded at the time of viewing, or for the applicable month of the subscription. To date, all of the Company's content for viewing has been provided free of charge. Advertising revenues are recorded at such time as the advertisements are viewed, pursuant to data provided by the Company's own website and that of its advertisement suppliers.

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                             MARCH 31,    DECEMBER 31,     ESTIMATED
             CATEGORY                          2000           1999           LIVES
     -----------------------------------     --------      ---------      ---------
     Leasehold improvements                 $  80,919      $  50,531      Lease Term
     Office furniture and equipment           137,395         19,309       5-7 years
     Computer equipment                       538,078        313,050        3 years
                                            ---------      ---------
             Total property and equipment     756,392        382,890
     Less: Accumulated depreciation           (67,021)       (11,242)
                                             --------      ---------
             Net property and equipment     $ 689,371      $ 371,648
                                            =========      =========

                            MEGAMEDIA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE D - NOTES PAYABLE

       Effective March 13, 2000, the Company entered into a Premium Finance Agreement which financed 80% of the Company's directors' and officers' liability insurance policy. The agreement bears an annual interest rate of 9.5% and is payable in nine monthly installments beginning June 2, 2000. As of March 31, 2000, the Company owed $303,502 under this agreement. As of March 31, 2000, the Company's prepaid expenses included $378,054 related to unamortized directors' and officers' liability insurance.

NOTE E - STOCKHOLDERS' EQUITY

       During the three months ended March 31, 2000, the Company conducted two private offerings. The first offering, which commenced dated December 15, 1999, produced $3,133,036 of additional equity through the private placement of 1,044,346 shares of restricted common stock for $3.00 per share. Of the funds raised, $3,062,035, representing 1,020,679 shares was received and recorded during the three months ended March 31, 2000; $71,001, representing 23,667 shares was received and recorded subsequent to March 31, 2000. This offering expired March 1, 2000. These shares were included in the earnings per share calculations as of the date cash was received, however the share certificates were issued subsequent to March 31, 2000.

       The second private offering, which commenced March 8, 2000, offers 1,000,000 shares of restricted common stock at $5.00 per share.

NOTE F - SUBSEQUENT EVENTS

       On April 14, 2000, the Company, through its wholly-owned subsidiary Titan Hosting, Inc. ("Titan"), acquired certain assets of City-Guide ISP, Inc. ("City-Guide"), pursuant to that certain Purchase and Sale of Assets Agreement, dated April 14, 2000, among City-Guide, David Marshlack, Dan Marshlack, Bruce C. Hammil and Mark Dolan, as shareholders of City-Guide, and the Company and Titan. On April 27, 2000, the Company filed a Form 8-K dated April 14, 2000 regarding the purchase.

ITEM 2. MANAGEMENT'S DISCUSSION OF PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION OF PLAN OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE BUT ARE NOT LIMITED TO THOSE DISCUSSED BELOW AND IN OTHER SECTIONS OF THIS REPORT.

OVERVIEW

         MegaMedia Networks, Inc. is a global Internet broadcast company specializing in on-demand delivery of high-quality movie, television, music and sports entertainment programming to consumers via our website at WWW.MEGACHANNELS.COM. The Company launched its site on March 25, 2000. Additional upgraded releases of the site will follow in 2000.

         Due to the fact that the Company did not start operations until late March 2000 and the rapidly evolving nature of the Internet industry, the Company believes that financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, we have incurred substantial costs to develop our technology. We will continue to incur costs to develop our website, acquire content, build brand recognition and grow our business. We may also incur significant additional costs with the possible acquisitions of other businesses and technologies relevant to our growth strategy. These costs may not correspond with a meaningful increase in revenues in the short term.

         Over the next 12 months, the Company is focused on finalizing strategic relationships for additional content, improving website appeal and utility, increasing advertising CPM rates, and developing strategic alliance partners. Management is currently building staff to accommodate the anticipated growth. Content acquisition will be pursued through acquisitions, partnerships, marketing/distribution agreements and license agreements with studios and independent owners. Site development is an ongoing activity that incorporates consumer feedback, site performance and technical development to refine and improve the consumer experience. Improved sales tools, customer data history and an expanded sales force are the focus of efforts to drive higher advertising rates. Strategic partnerships with key suppliers, consumer marketers and others will be developed to lower costs, increase revenue and bolster brand stature. Development of cost-effective network capacity will continue to ensure quality delivery of content to the consumer.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000

         OVERVIEW. For the first quarter of 2000, the Company incurred a net loss of $1,885,000. However, the Company was in the development stage until March 25, 2000, when it launched its website.

         SALES. Sales for the first quarter were $44,000, however, the Company did not begin operations until March 25, 2000 when it launched its website. The revenue consists almost entirely of advertising revenues.

         COST OF SALES. Cost of sales for the first quarter were $481,000. These expenses are made up of bandwidth expense, internet traffic expense and advertising sales commissions. Although the Company did not officially launch its website until March 25, 2000, the site was operational during February and March, therefore the Company was paying for both bandwidth and internet traffic during this time. The Company has an exclusive arrangement with Nexttraffic, Inc., an aggregator of internet traffic, which acts as a "collection conduit" of traffic from high profile internet websites from around the globe to deliver visitors to the Company's portal. However, the Company only pays for such traffic if it is successfully delivered to the MegaChannels.com website.

       OPERATING EXPENSES. Operating expenses, which consists primarily of salaries and related personnel expenses, rent, travel, depreciation and marketing expenses, were $1,478,000 for the first quarter.

       OTHER INCOME AND EXPENSES. Other income for the three months ended March 31, 2000 was $30,000, representing interest income earned on overnight deposits.

       INCOME TAXES. As of March 31, 2000, the Company had federal net operating loss carry forwards of approximately $2,742,000. This net operating loss can be carried forward for twenty years to offset future taxable income. Therefore, there has been no provision made for income taxes for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been, and will continue to be, significant. Since our inception, we have financed our development and operations through the sale of stock in the form of private placements. As of May 22, 2000, the Company had raised a total of approximately $5,779,000 primarily in the form of three private placement offerings since May 27, 1999. At May 22, 2000 our principal source of liquidity is approximately $336,000 in the form of cash and cash equivalents. The Company is pursuing ways to scale back its operations on a short-term basis in an effort to conserve its current cash balance, without jeopardizing its long-term growth and ability to attain profitable operations. In addition, the Company continues to pursue additional capital to fund its working capital and capital expenditure requirements. However, there can be no assurance that we will be able to obtain additional funding through the issuance of additional equity securities through private placement offerings, debt instruments or through other means, or that the Company will be able to continue its operations as a going concern.

YEAR 2000

         As of May 22, 2000, the Company had not experienced any immediate adverse impact on our operations from the transition to the Year 2000. The Company cannot make any assurances, however, that our operations have not been affected in a manner that is not yet apparent or in a manner that will arise in the future. In addition, certain computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and negative effects from this remain unknown. As a result, the Company will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers. However, the Company did not anticipate any Year 2000 problems that are reasonably likely to have a material adverse effect on our operations.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is it aware of, any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2000, the Company sold 1,020,679 shares of common stock to 50 accredited investors in a private placement at $3.00 per share for gross proceeds of $3,062,035. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors were provided information about the Company or such information was made available to them, and they were afforded opportunities to ask questions of representatives of the Company regarding the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly. The offers and sales were made by officers and directors of the Company without compensation for same.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the period covered by this report.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

6(A).    EXHIBITS

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

3.5 Certificate of Incorporation of Amalgamated Entertainment, Inc., a Delaware corporation, filed December 20, 1991. (2)

3.6 Articles of Merger of Persimmon Corporation into Amalgamated Entertainment, Inc., filed January 29, 1992. (2)

3.7 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 30-1 reverse stock split, filed April 6, 1999. (2)

3.8 Certificate of Amendment to the Company's Certificate of Incorporation with respect to a 2.5-1 stock split, filed September 13, 1999. (3)

EXHIBIT                             DESCRIPTION

3.9 Certificate of Amendment to the Company's Certificate of Incorporation to change the Company's name to "MegaMedia Networks, Inc. filed November 29, 1999. (4)

4.1 Stock Option Agreement, dated June 24, 1999, between the Company and John P. Chambers. (4)

4.2 Stock Option Agreement, dated July 5, 1999, between the Company and Mark R. Dolan. (4)

4.3 Stock Option Agreement, dated January 5, 2000, between the Company and William A. Mobley, Jr. (4)

4.4 Stock Option Agreement, dated January 5, 2000, between the Company and Mark R. Dolan. (4)

10.1 Lease Agreement, dated June 14, 1999, between Kyung Park and Bang Park, landlords, and the Company. (4)

10.1.1   Addendum to Lease Agreement, dated October 6, 1999. (4)

10.2 Product Development Agreement, dated January 7, 2000, between the Company and Nextelligent, Inc. (4)

10.3 Internet Traffic Agreement dated January 7, 2000 between the Company and NextTraffic, Inc. (4)

10.4 Consulting Agreement, dated January 7, 2000, between the Company and William A. Mobley, Jr. (4)

10.5     Employment Agreement, dated June 24, 1999, between the Company and John
         P. Chambers, Jr. (4)

10.6 Escrow Agreement, dated as of December 29, 1999, among the Company, certain stockholders of the Company and Christopher P. Flannery, as escrow agent ("Flannery"). (4)

10.7 Purchase and Sale of Assets Agreement, dated April 14, 2000, among City-Guide ISP, Inc., David Marshlack, Dan Marshlack, Bruce C. Hammil, Mark R. Dolan and Titan Hosting, Inc. and MegaMedia Networks, Inc. (5)

10.8 Convertible Promissory Note, dated April 14, 2000, issued by Titan Hosting, Inc. in favor of City-Guide ISP, Inc. in the principal amount of $720,000.(5)

10.9 Security Agreement, dated April 14, 2000, between Titan Hosting, Inc. and City-Guide ISP, Inc. (5)

10.10 Unconditional Corporate Guaranty, dated April 14, 2000, executed by MegaMedia Networks, Inc. (5)

10.11 Subscription and Registration Rights Agreement, Dated April 14, 2000, between MegaMedia networks, Inc. and City-Guide ISP, Inc. (5)

10.12 Employment Agreement, dated January 10, 2000, between the Company and David A. Gust, and exhibits thereto. *

10.13 Employment Agreement, dated February 7, 2000, between the Company and Steven H. Noble, III, and Stock Option Agreements as exhibits thereto.
         *

10.14    Employment Agreement, dated March 1, 2000, between the Company and Paul
         J. Turcotte, and exhibits thereto. *

16.1     Letter on unaudited interim financial information (6)

EXHIBIT                             DESCRIPTION

21.1     List of Subsidiaries. (4)

27.1     Financial Data Schedule.*

-------------------------

(1) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1999.
(2) Incorporated by reference and filed as an exhibit to the Company's Registration Statement on Form 10SB, filed with the Securities and Exchange Commission on July 22, 1999.
(3) Incorporated by reference and filed as an exhibit to the Company's Quarterly Report on Form 10QSB, filed with the Securities and Exchange Commission on October 12, 1999.
(4) Incorporated by reference and filed as an exhibit to the Company's Annual Report on Form 10KSB, filed with the Securities and Exchange Commission on April 14, 2000.
(5) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2000.
(6) Incorporated by reference and filed as an exhibit to the Company's amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 11,2000.
*      Filed herewith.

6(B).  REPORTS ON FORM 8-K

         (i) The Company filed a Current Report on Form 8-K on April 21, 2000 in connection with the change in its certifying accountants.

         (ii) The Company filed a Current Report on Form 8-K on April 27, 2000 in connection with the acquisition of certain assets of City-guide ISP, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEGAMEDIA NETWORKS, INC.
                                                     (Registrant)

Date:  June 1, 2000                    BY: /s/ DAVID A. GUST
                                          --------------------------------------
                                          David A. Gust, Chief Executive Officer


Date:  June 1, 2000                    BY: /s/ STEPHEN H. NOBLE, III
                                          --------------------------------------
                                          Stephen H. Noble, III,
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)