Form 10QSB
period 2000-06-30
MEGAMEDIA NETWORKS INC
filed 2000-08-21
CIK 1085086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
                  or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________



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



As of August 14, 2000, there were 14,342,428 shares of issuer's common stock outstanding.



Transitional small business disclosure format (check one) Yes [ ]   No [X]

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----

                          PART I. Financial Information

ITEM 1. Financial Statements...................................................................1

        Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited) and
                  December 31, 1999............................................................1

        Condensed Consolidated Statement of Operations for the Three Months and
                  Six Months Ended June 30, 2000 and 1999 (Unaudited)..........................2

        Condensed Consolidated Statement of Stockholders' Equity for the Six
                  Months Ended June 30, 2000 (Unaudited).......................................3

        Condensed Consolidated Statement of Cash Flows for the Six Months Ended
                  June 30, 2000 (Unaudited)....................................................4

         Notes to Financial Statements.........................................................5

ITEM 2. Management's Discussion of Plan of Operations..........................................8


                           PART II. Other Information

ITEM 1. Legal Proceedings.....................................................................11
ITEM 2. Changes in Securities and Use of Proceeds.............................................11
ITEM 3. Defaults upon Senior Securities.......................................................11
ITEM 4. Submission of Matters to a Vote of Security Holders...................................11
ITEM 5. Other Information.....................................................................11
ITEM 6. Exhibits and Reports on Form 8-K......................................................11

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

                                    PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            MEGAMEDIA NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  June 30,     December 31,
                                                                                   2000            1999
                                                                                -----------    -----------
                                                                                 (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                                                  $    15,046    $ 1,007,211
     Accounts receivable, net                                                       349,682            -
     Prepaid expenses                                                               365,640            -
                                                                                -----------    -----------

             Total current assets                                                   730,368      1,007,211

PROPERTY AND EQUIPMENT, NET                                                       1,695,240        371,648

DEPOSITS                                                                             15,411         21,012

WEBSITE DEVELOPMENT, NET                                                            450,473        148,281

GOODWILL, NET                                                                     1,532,692            -
                                                                                -----------    -----------

             Total assets                                                       $ 4,424,184    $ 1,548,152
                                                                                ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                           $ 1,070,545    $   100,587
     Accrued liabilities
          Salaries and benefits                                                     201,560            -
          Other                                                                      81,795            -
     Notes payable                                                                1,287,377            -
                                                                                -----------    -----------

             Total current liabilities                                            2,641,277        100,587
                                                                                -----------    -----------
STOCKHOLDERS' EQUITY

     Common stock, $.01 par value, 50,000,000 shares authorized, 14,214,356 shares issued and outstanding, and 113,072 shares subscribed at June
         30, 2000, 13,000,010 shares issued and
         outstanding at December 31, 1999                                           143,274        130,000
     Additional paid-in capital                                                   6,934,561      2,184,814
     Accumulated deficit                                                         (5,294,928)      (857,249)
     Stock subscription receivable                                                      -          (10,000)
                                                                                -----------    -----------

             Total stockholders' equity                                           1,782,907      1,447,565
                                                                                -----------    -----------
COMMITMENTS                                                                             -              -
                                                                                -----------    -----------

             Total liabilities & stockholders' equity                           $ 4,424,184    $ 1,548,152
                                                                                ===========    ===========

                   The Accompanying Notes Are An Integral Part
              Of These Condensed Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                  Three Months Ended June 30,      Six Months Ended June 30,
                                        2000          1999             2000          1999
                                  ------------    ------------    ------------    ------------
NET SALES                         $    394,571       $     -      $    438,640       $     -

COST OF SALES                          820,903             -         1,301,481             -

                                  ------------    ------------    ------------    ------------

GROSS MARGIN                          (426,332)            -          (862,841)            -
                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES
     General and administrative      1,476,303           5,311       2,246,812           5,311
     Programming and production        239,701             -           433,510             -
     Sales and marketing               274,488             -           626,873             -
     Research and development          134,341             -           295,891             -
                                  ------------    ------------    ------------    ------------

Total operating expenses             2,124,833           5,311       3,603,086           5,311
                                  ------------    ------------    ------------    ------------

OPERATING LOSS                      (2,551,165)         (5,311)     (4,465,927)         (5,311)


OTHER INCOME(EXPENSES)
     Interest expense                  (12,019)            -           (12,019)            -
     Interest income                    10,166             -            40,267             -
                                  ------------    ------------    ------------    ------------

Total other income(expenses)            (1,853)            -            28,248             -
                                  ------------    ------------    ------------    ------------

NET LOSS                          $ (2,553,018)   $     (5,311)   $ (4,437,679)   $     (5,311)
                                  ============    ============    ============    ============

LOSS PER COMMON SHARE             $      (0.18)   $      (0.00)   $      (0.32)   $      (0.00)
                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING        14,277,297       2,428,450      13,953,652       1,477,467
                                  ============    ============    ============    ============

                   The Accompanying Notes Are An Integral Part
              Of These Condensed Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)



                                     Common Stock
                            ------------------------------                Stock        Total
                             Number of    Par     Paid-in  Accumulated Subscription Stockholders'
                              Shares     Value    Capital    Deficit    Receivable     Equity
                            ---------- -------- ---------- ----------- ------------ -----------
BALANCE, December 31, 1999  13,000,010 $130,000 $2,184,814 $  (857,249) $  (10,000) $ 1,447,565

Issuance of common shares
     at $3.00 per share      1,044,346   10,443  3,122,595       --          --       3,133,038

Issuance of common shares
     at $5.00 per share         83,072      831    414,529       --          --         415,360

Issuance of common shares
     for acquisition           200,000    2,000    998,000       --          --       1,000,000

Stock subscription received      --       --         --          --         10,000       10,000

Stock option compensation        --       --       214,623       --          --         214,623

Net loss                         --       --         --     (4,437,679)      --      (4,437,679)
                            ---------- -------- ---------- -----------  ----------- -----------

BALANCE, June 30, 2000      14,327,428 $143,274 $6,934,561 $(5,294,928) $    --     $ 1,782,907
                            ========== ======== ========== ===========  =========== ===========


                   The Accompanying Notes Are An Integral Part
              Of These Condensed Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                                        2000            1999
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(4,437,679)   $    (5,311)
        Adjustments to reconcile net loss to net cash
        flows from operating activities:
         Depreciation                                                    197,772            -
         Amortization                                                    330,692            -
         (Gain)loss on disposition of assets                               7,622            -
         Noncash compensation from stock options granted                 214,623            -
         Changes in operating assets and liabilities:
         Increase in accounts receivable                                (349,682)           -
         Increase in prepaid expenses                                    (62,138)           -
         Decrease in deposits                                              5,601            -
         Increase in accounts payable                                    969,957            -
         Increase in accrued liabilities                                 283,355            -
                                                                     -----------    -----------

             Net cash flows from operating activities                 (2,839,877)        (5,311)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                 (620,195)           -
     Payments for website development                                   (345,504)           -
     Business combination                                             (1,000,000)           -
                                                                     -----------    -----------

             Net cash flows from investing activities                 (1,965,699)           -
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                            3,549,536         26,268
     Proceeds from notes payable                                         348,642          2,311
     Principal payments of notes and debt obligations                    (84,767)           -

                                                                     -----------    -----------

             Net cash flows from financing activities                  3,813,411         28,579
                                                                     -----------    -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                     (992,165)        23,268

CASH AND CASH EQUIVALENTS - beginning of period                        1,007,211            -
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                            $    15,046    $    23,268
                                                                     ===========    ===========

-----------------------------------------------------------------------------------------------

NONCASH FINANCING INVESTING AND ACTIVITIES:

Note payable to finance directors and officers liability insurance   $   303,502      $     -
Note payable to finance business combination                             720,000            -
Common stock issued in business combination                            1,000,000            -
Common stock issued in exchange for purchase of assets                     8,862            -
Compensation from stock options granted                                  214,623            -


                   The Accompanying Notes Are An Integral Part
              Of These Condensed Consolidated Financial Statements

                            MEGAMEDIA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - GENERAL

       MegaMedia Networks, Inc. (the "Company") was incorporated under the laws of the state of Delaware on May 27, 1999 and is headquartered in Orlando, Florida. The Company provides users of the Internet with an online environment for purchasing specialized on-demand or live pay-per-view events, music, videos, concerts and services. Through its wholly-owned subsidiary Titan Hosting, Inc. ("Titan"), the Company also serves as an Internet service provider and provider of bandwidth to various third party websites.

       The accompanying condensed consolidated balance sheet of MegaMedia Networks, Inc. as of June 30, 2000, the related condensed consolidated statement of operations for the three months and six months ended June 30, 2000 and 1999, and the related condensed consolidated statement of stockholders' equity and statement of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of the Company at June 30, 2000 and the results of operations, stockholders' equity and cash flows for the three months and six months ended June 30, 2000 and 1999.

       Certain reclassifications have been made to the condensed consolidated balance sheet at December 31, 1999, to conform with classifications used in the unaudited condensed consolidated balance sheet at June 30, 2000. In addition, the Company was not required to file a Form 10-QSB for the period ended June 30, 1999. The Company did not file a Form 10-QSB until the period ended September 30, 1999, at which time the Company filed as Amalgamated Entertainment, Inc. On November 29, 1999, the Company's Certificate of Incorporation was amended to reflect a name change from Amalgamated Entertainment, Inc. to MegaMedia Networks, Inc.

       The accompanying unaudited financial statements as of June 30, 2000, and for the three months and six months ended June 30, 2000 and 1999 should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

       The accompanying unaudited financial statements have been prepared assuming that the Company will continue operations on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company was in the development stage until March 25, 2000 and Titan did not become operational until April 14, 2000. On a consolidated basis, the Company has incurred an accumulated deficit of $5,294,928 as of June 30, 2000. The Company's ability to continue as a going concern is dependent upon the attainment of a profitable level of operations. The Company's ability to attain profitable operations is contingent upon its ability to raise additional capital to continue the development of its website, acquire content, build brand name recognition, expand the client base of Titan and grow its business. The Company is currently soliciting additional capital in the form of equity to fund its working capital, capital expenditure and debt service requirements to attain such profitable operations. However, there is no assurance that the Company will be able to attain such equity capital and continue as a going concern. If the Company is unable to secure additional capital, it is likely that its operations will be impacted in an adverse manner, which would further hinder its ability to continue as a going concern.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REVENUE RECOGNITION: The Company's sales revenue for on-demand, pay-per-view events, and monthly subscriptions are recorded at the time of viewing, or for the applicable month of the subscription. Advertising revenues are recorded at such time as the advertisements are viewed, pursuant to data provided by the Company's own website and that of its advertisement suppliers. Titan's sales revenue is recorded on a monthly basis as the Internet or bandwidth service is provided.

                            MEGAMEDIA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                            June 30,      December 31,    Estimated
             Category                         2000           1999           Lives
     -----------------------------------   ----------      ---------      ---------
     Leasehold improvements                $  122,572      $  50,531      Lease Term
     Office furniture and equipment           256,243         19,309       5-7 years
     Computer equipment                     1,523,870        313,050        3 years
                                           ----------      ---------
             Total property and equipment   1,902,685        382,890
     Less: Accumulated depreciation          (207,445)       (11,242)
                                           ----------      ---------
             Net property and equipment    $1,695,240      $ 371,648
                                           ==========      =========

       On April 14, 2000, the Company, through its wholly-owned subsidiary Titan, acquired $899,929 of computer equipment from City-Guide ISP, Inc. ("City-Guide"), pursuant to a Purchase and Sale of Assets Agreement among City-Guide, David Marshlack, Dan Marshlack, Bruce C. Hammil and Mark Dolan, as shareholders of City-Guide, and the Company and Titan.


NOTE D - NOTES PAYABLE

       Effective March 13, 2000, the Company entered into a Premium Finance Agreement which financed 80% of the Company's directors' and officers' liability insurance policy. The agreement bears an annual interest rate of 9.5% and is payable in nine monthly installments beginning June 2, 2000. As of June 30, 2000, the Company owed $270,833 under this agreement. As of June 30, 2000, the Company's prepaid expenses included $315,045 related to unamortized directors' and officers' liability insurance.

       Pursuant to a Purchase and Sale of Assets Agreement, dated April 14, 2000 (see "Note C" above), the Company, through its wholly-owned subsidiary Titan, executed a Convertible Promissory Note (the "Note") for $720,000 to City-Guide. The Note bears an interest rate equal to the lowest interest rate per annum imputed by the Internal Revenue Service for a note of this nature, and is payable in monthly payments of $30,000 beginning May 14, 2000. As of June 30, 2000, the Company owed $667,902 under this agreement. The Note is secured by the assets purchased pursuant to the agreement (see "Note C" above) and six Internet service agreements assumed by Titan, previously held by City-Guide. The Note and accrued interest thereon is convertible at any time, at the option of the holder into shares of common stock at a conversion price equal to $3.00 per share.

       On July 6, 2000, the Company executed two Revolving Promissory Notes with The Orlando Group Downtown LLC, one for $350,000 and one for $150,000 (the "Notes"). The Notes bear interest at a rate equal to the prime rate announced by AmSouth Bank on the first day of each month, less one-half of one percent, and are payable on demand. As of June 30, 2000, the Company owed $348,642 under the first note, and accrued interest of $1,715. The Notes are secured by all of the Company's accounts, inventory, equipment and furniture, together with all proceeds and products thereof, and all books and records and insurance proceeds relating thereto. At such time as the Company's common stock begins trading on a recognized trading system, the Notes and accrued interest thereon are convertible at any time, in whole or in part, at the option of the holder into shares of common stock. The conversion price is equal to 80% of the average closing bid price of the common stock on the principal exchange or trading mechanism on which the common stock is traded for the three days prior to the receipt of a notice of conversion.

                            MEGAMEDIA NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE E - STOCKHOLDERS' EQUITY

       During the six months ended June 30, 2000, the Company conducted two private offerings. The first offering, which commenced December 15, 1999, produced $3,133,038 of additional equity through the private placement of 1,044,346 shares of restricted common stock for $3.00 per share. The second offering, which commenced March 8, 2000, has produced $490,360 of additional equity through the private placement of 98,072 shares of restricted common stock for $5.00 per share. Of the $5.00 shares raised, $415,360, representing 83,072 shares was received and recorded during the three months ended June 30, 2000; $75,000, representing 15,000 shares was received and recorded subsequent to June 30, 2000. This offering expires September 15, 2000. The shares were included in the earnings per share calculations as of the date cash was received, however share certificates representing 113,072 of the shares were issued subsequent to June 30, 2000.

       Pursuant to a Purchase and Sale of Assets Agreement, dated April 14, 2000 (see "Note C" above), the Company issued City-Guide 200,000 restricted shares of common stock. The Company recorded the shares at $1,000,000 based on the $5.00 private placement offering being sold at that time.

       Effective June 1, 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan (the "Plan"). The Plan provides the Board of Directors with the authority to grant to officers, directors, employees and independent contractors of the Company non-qualified and incentive stock options to purchase shares of the Company's common stock. The purpose of the Plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent persons who provide services to the Company and upon whose efforts and judgement the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons. Subject to a few restrictions, the Board of Directors has the authority to determine the option periods, the option prices, the number of shares of common stock subject to options granted, and such other terms and conditions under which options are exercised. To date, the Company has issued 200,668 non-qualified stock options pursuant to the Plan at option prices ranging from $2.00 to $5.00. Of the options granted, 25,000 were exerciseable at June 30, 2000, however, no shares have been exercised. Pursuant to Accounting Principles Board Opinion No. 25, and Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company is required to record $338,045 of compensation expense pursuant to the options issued, of which $214,623 has been recorded at June 30, 2000. The compensation expense was determined based upon fair values at the date of grant exceeding that of certain option prices.

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

      In that effort, on April 14, 2000, the Company, through its wholly-owned subsidiary Titan Hosting Inc., acquired certain assets of City-Guide ISP, Inc., pursuant to a Purchase and Sale of Assets Agreement (the "Purchase Agreement"), among City-Guide, David Marshlack, Dan Marshlack, Bruce C. Hammil and Mark Dolan, as shareholders of City-Guide (the "Shareholders" and, collectively with City-Guide, the "Seller"), and the Company and Titan. Pursuant to the Purchase Agreement, as consideration for the acquisition of the assets described below, the Company delivered the following to the Seller on April 14, 2000: (i) $1,000,000 cash, which the Company paid out of its working capital, (ii) a convertible promissory note issued by Titan in favor of City-Guide in the principal amount of $720,000, bearing interest at the lowest rate per annum imputed by the Internal Revenue Service for a note of this nature, payable at $30,000 per month including interest, and the outstanding principal balance of which shall be convertible at any time by the Seller into shares of common stock of the Company at a conversion rate of $3.00 per share (the "Note"), and (iii) 200,000 restricted shares of common stock of the Company. Titan's obligations under the Note are secured by (a) a security agreement entered into between Titan and City-Guide, pursuant to which Titan grants City-Guide a security interest in certain of the assets acquired under the Purchase Agreement, and (b) an unconditional corporate guaranty of the Company, pursuant to which the Company guarantees the obligations of Titan under the Note. The Company also entered into a registration rights agreement with the Shareholders providing for certain piggy-back registration rights for the 200,000 shares of common stock referred to in clause (iii) above.

         In addition, pursuant to the Purchase Agreement, as further consideration for the acquisition of the assets, Titan (i) subleased from the Seller an office lease comprised of approximately 3,586 square feet of office space, with such lease expiring October 31, 2001 and having monthly lease payments of $3,828, and (ii) assumed certain obligations of the Seller with respect to certain equipment leases.

         The assets acquired by Titan are comprised of customer contracts and computer and related equipment, the value of which were determined by mutual agreement of the Company and the Seller with reliance on, among other considerations, an independent appraisal of the assets effective March 27, 2000.

         Mark. R. Dolan, former General Counsel and Secretary of the Company, is the Secretary of City-Guide and, as of the date of the Purchase Agreement, was a principal shareholder of City-Guide.

         Over the next 12 months, the Company is focused on finalizing strategic relationships for additional content, improving website appeal and utility, increasing advertising rates, expanding the client base of Titan and developing strategic alliance partners. Management is currently building staff as needed to accommodate the anticipated growth. Content acquisition will be pursued through acquisitions, partnerships, marketing/distribution agreements and license agreements with studios and independent owners. Site development is an ongoing activity that incorporates consumer feedback, site performance and technical development to refine and improve the consumer experience. Improved sales tools, customer data history and an expanded sales force are the focus of efforts to drive higher advertising rates and expand the client base of Titan. Strategic partnerships with key suppliers, consumer marketers and others will be developed to lower costs, increase revenue and bolster brand stature. Development of cost-effective network capacity will continue to ensure quality delivery of content to the consumer.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

         OVERVIEW. For the second quarter of 2000, the Company incurred a net loss of $2,553,000. The Company was not in operations during the second quarter of 1999, and therefore only incurred corporate general and administrative costs totaling $5,311.

         SALES. Sales for the second quarter were $395,000. The revenue consists primarily of advertising revenues and Titan's bandwidth service revenues.

         COST OF SALES. Cost of sales for the second quarter of 2000 were $821,000. These expenses are made up of bandwidth expense, Internet traffic expense and advertising sales commissions. The Company has an exclusive arrangement with Nexttraffic, Inc., an aggregator of Internet traffic, which acts as a "collection conduit" of traffic from high profile Internet websites from around the globe to deliver visitors to the Company's portal. However, the Company only pays for such traffic if it is successfully delivered to the MegaChannels.com website.

       OPERATING EXPENSES. Operating expenses, which consist primarily of salaries and related personnel expenses, rent, travel, depreciation, amortization and marketing expenses, were $2,125,000 for the second quarter of 2000.

       OTHER INCOME AND EXPENSES. Other expense for the three months ended June 30, 2000 was $2,000, representing interest income earned on overnight deposits of $12,000, offset by interest expense of $10,000.

Six Months Ended June 30, 2000 and 1999

         OVERVIEW. For the first six months of 2000, the Company incurred a net loss of $4,438,000. However, the Company was in the development stage until March 25, 2000, when it launched its website, and Titan had no operations until the purchase of the City-Guide assets on April, 14, 2000. The Company was not in operations during the first six months 1999, and therefore only incurred corporate general and administrative costs totaling $5,311.

         SALES. Sales for the first six months of 2000 were $439,000, however, the Company did not begin incurring revenue until March 25, 2000 when it launched its website, and Titan did not become active until April 14, 2000, as discussed above. The revenue consists primarily of advertising revenues and Titan's bandwidth service revenues.

         COST OF SALES. Cost of sales for the first six months of 2000 were $1,301,000. These expenses are made up of bandwidth expense, Internet traffic expense and advertising sales commissions. Although the Company did not officially launch its website until March 25, 2000, the site was operational during February and March, therefore the Company was incurring expense for both bandwidth and Internet traffic during this time. The Company has an exclusive arrangement with Nexttraffic, Inc., an aggregator of Internet traffic, which acts as a "collection conduit" of traffic from high profile Internet websites from around the globe to deliver visitors to the Company's portal. However, the Company only pays for such traffic if it is successfully delivered to the MegaChannels.com website.

       OPERATING EXPENSES. Operating expenses, which consist primarily of salaries and related personnel expenses, rent, travel, depreciation, amortization and marketing expenses, were $3,603,000 for the first six months of 2000.

       OTHER INCOME AND EXPENSES. Other income for the six months ended June 30, 2000 was $28,000, representing interest income earned on overnight deposits of $40,000, offset by interest expense of $12,000.

       INCOME TAXES. For the six months ended June 30, 2000, the Company had an operating loss, therefore, there has been no provision made for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been significant. Since its inception, the Company has financed development and operations through the sale of stock in the form of private placements. As of August 14, 2000, the Company had raised a total of approximately $5,938,000 primarily in the form of three private placement offerings since May 27, 1999. In addition, beginning in the second quarter of 2000, the Company has financed its operations through the extension of credit from The Orlando Group Downtown LLC (see "Note D" above). At August 14, 2000, they have extended the Company $595,000 by extending the Company an additional line of credit of $100,000 subsequent to June 30, 2000. The Company scaled back its operations during the second quarter of 2000 in an effort to conserve cash, without jeopardizing its long-term growth and ability to attain profitable operations. In addition, the Company continues to pursue additional capital to fund its working capital, capital expenditure, and debt service requirements. However, there can be no assurance that we will be able to obtain additional funding through the issuance of additional equity securities through private placement offerings, the continued extension of credit from The Orlando Group Downtown LLC, or through other means, or that the Company will be able to continue its operations as a going concern.

YEAR 2000
         As of August 14, 2000, the Company had not experienced any immediate adverse impact on our operations from the transition to the Year 2000. The Company cannot make any assurances, however, that our operations have not been affected in a manner that is not yet apparent or in a manner that will arise in the future. In addition, certain computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and negative effects from this remain unknown. As a result, the Company will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers. However, the Company does not anticipate any Year 2000 problems that are reasonably likely to have a material adverse effect on our operations.

                                    PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

              The Company is not a party to, nor is it aware of, any legal proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

              During the three months ended June 30, 2000, the Company issued 23,667 shares of common stock to 2 accredited investors in a private placement at $3.00 per share for gross proceeds of $71,003. The Company also sold 83,072 shares of common stock to 8 accredited investors in a private placement at $5.00 per share for gross proceeds of $415,630. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors were provided information about the Company or such information was made available to them, and they were afforded opportunities to ask questions of representatives of the Company regarding the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly. The offers and sales were made by officers and directors of the Company without compensation for same.

              The Company also issued 200,000 restricted shares of common stock to City-Guide ISP, Inc. ("City-Guide"), pursuant to a Purchase and Sale of Assets Agreement, dated April 14, 2000, between the Company, its wholly-owned subsidiary Titan Hosting, Inc., City-Guide, and David Marshlack, Dan Marshlack, Bruce C. Hammil and Mark Dolan, as shareholders of City-Guide. The Company executed a registration rights agreement providing for certain piggy-back registration rights for the 200,000 shares of common stock. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors were provided information about the Company or such information was made available to them, and they were afforded opportunities to ask questions of representatives of the Company regarding the information provided or made available. The investors confirmed in writing their investment intent, and the certificates for the securities bear a legend accordingly.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders of the Company during the period covered by this report.

ITEM 5.    OTHER INFORMATION

           Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

              On April 3, 2000, the Company filed a Form 8-K/A dated October 7, 1999 to restate its financial statements for the period ended September 30, 1999 to reflect corrected valuation of 7,500 chares of common stock issued by the Company.

              On April 21, 2000, the Company filed a Form 8-K dated April 17, 2000, and two Forms 8-K/A on May 3, 2000 and May 11, 2000, regarding a change in the Company's certifying accountant.

              On April 27, 2000, the Company filed a Form 8-K dated April 14, 2000 reporting the acquisition by the Company's wholly-owned subsidiary, Titan Hosting, Inc., a Delaware corporation, of certain assets of City-Guide ISP, Inc.

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

4.5      MegaMedia Networks, Inc. 2000 Stock Option Plan, effective June 1,
         2000 *

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

EXHIBIT                             DESCRIPTION

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

10.10 Unconditional Corporate Guaranty, dated April 14, 2000, executed by MegaMedia Networks, Inc. 5)

10.11 Subscription and Registration Rights Agreement, dated April 14, 2000, between MegaMedia Networks, Inc. and City-Guide ISP, Inc. (5)

10.12 Employment Agreement, dated January 10, 2000, between the Company and David A. Gust, and exhibits thereto. (7)

10.13 Employment Agreement, dated February 7, 2000, between the Company and Steven H. Noble, III, and Stock Option Agreements as exhibits thereto.
         (7)

10.14    Employment Agreement, dated March 1, 2000, between the Company and Paul
         J. Turcotte, and exhibits thereto. (7)

10.15 Addendum (Amendment) to Employment Agreement, dated January 10, 2000, between the Company and David A. Gust, and exhibits thereto, dated June 9, 2000. *

10.16 Addendum (Amendment) to Employment Agreement, dated February 7, 2000, between the Company and Steven H. Noble, III, and Stock Option Agreements as exhibits thereto, dated June 21, 2000. *

10.17 Revolving Promissory Note, dated July 6, 2000, between the Company and The Orlando Group Downtown LLC *

10.18 Security Agreement, dated July 6, 2000, between the Company and The Orlando Group Downtown LLC *

10.19 Revolving Promissory Note, dated July 6, 2000, between the Company and The Orlando Group Downtown LLC *

10.20 Security Agreement, dated July 6, 2000, between the Company and The Orlando Group Downtown LLC *

16.1     Letter on unaudited interim financial information (6)

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

(5) Incorporated by reference and filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2000.
(6) Incorporated by reference and filed as an exhibit to the Company's amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 11,2000.
(7) Incorporated by reference and filed as an exhibit to the Company's Quarterly Report on Form 10QSB, filed with the Securities and Exchange
         Commission on June 2, 2000.

*      Filed herewith.

6(B).  REPORTS ON FORM 8-K

         The Company did not file a Current Report on Form 8-K in the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             MEGAMEDIA NETWORKS, INC.
                                  (Registrant)



Date:  August 14, 2000                 BY: /s/ DAVID A. GUST
                                          --------------------------------------
                                          David A. Gust,
                                          Chief Executive Officer


Date:  August 14, 2000                 BY: /s/ STEPHEN H. NOBLE, III
                                          --------------------------------------
                                          Stephen H. Noble, III,
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION

4.5      MegaMedia Networks, Inc. 2000 Stock Option Plan, effective June 1,
         2000

10.15 Addendum (Amendment) to Employment Agreement, dated January 10, 2000, between the Company and David A. Gust, and exhibits thereto, dated June 9, 2000

10.16 Addendum (Amendment) to Employment Agreement, dated February 7, 2000, between the Company and Steven H. Noble, III, and Stock Option Agreements as exhibits thereto, dated June 21, 2000

10.17 Revolving Promissory Note, dated July 6, 2000, between the Company and The Orlando Group Downtown LLC

10.18 Security Agreement, dated July 6, 2000, between the Company and The Orlando Group Downtown LLC

10.19 Revolving Promissory Note, dated July 6, 2000, between the Company and The Orlando Group Downtown LLC

10.20 Security Agreement, dated July 6, 2000, between the Company and The Orlando Group Downtown LLC